Form 10QSB
period 2003-02-28
SIMPLAGENE USA INC
filed 2003-04-14
CIK 1192323

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  Form 10-QSB

--------------------------------------------------------------------------------


(Mark one) [X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the quarterly period ended February 28, 2003

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                      Commission File Number: 333-100110

                             SimplaGene USA, Inc.
       (Exact name of small business issuer as specified in its charter)

           Nevada                                            01-0741042
----------------------------                         ---------------------------
  (State of incorporation)                            (IRS Employer ID Number)
               11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305
               -------------------------------------------------
                   (Address of principal executive offices)

                                 (952) 541-1155
                          (Issuer's telephone number)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 26, 2003: 1,950,000

Transitional Small Business Disclosure Format (check one):   YES [ ]   NO [X]

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)

              Form 10-QSB for the Quarter ended February 28, 2003

                               Table of Contents


                                                                       Page
Part I - Financial Information

  Item 1  Financial Statements                                           3

  Item 2  Management's Discussion and Analysis or Plan of Operation     10

  Item 3  Controls and Procedures                                       13


Part II - Other Information

  Item 1  Legal Proceedings                                             13

  Item 2  Changes in Securities                                         13

  Item 3  Defaults Upon Senior Securities                               13

  Item 4  Submission of Matters to a Vote of Security Holders           14

  Item 5  Other Information                                             14

  Item 6  Exhibits and Reports on Form 8-K                              14


Signatures                                                              14


Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002    15

                                    PART I

Item 1 - Financial Statements

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)
                                 Balance Sheet
                               February 28, 2003

                                  (Unaudited)

                                                                    February 28,
                                                                       2003
                                                                    ------------
                                    ASSETS
Current Assets
  Cash in bank                                                       $     943
                                                                      --------

Total Assets                                                         $     943
                                                                      ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable - trade                                           $       -
                                                                      --------

  Total Liabilities                                                          -
                                                                      --------

Commitments and Contingencies

Shareholders' Equity
  Accounts payable - trade                                           $       -
                                                                      --------

Commitments and contingencies

Stockholders' equity
  Preferred stock - $0.001 par value
   10,000,000 shares authorized.
   None issued and outstanding.                                              -
  Common stock - $0.001 par value.
   50,000,000 shares authorized.
   1,950,000 shares issued and outstanding                               1,950
  Additional paid-in capital                                            17,550
  Deficit accumulated during the development stage                     (18,557)
                                                                      --------

   Total stockholders' equity                                              943
                                                                      --------

Total Liabilities and Stockholders' Equity                           $     943
                                                                      ========



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)
                Statements of Operations and Comprehensive Loss
               Six and Three months ended February 28, 2003 and
   Period from August 2, 2002 (date of inception) through February 28, 2003

                                  (Unaudited)

                                                                     Period from
                                    Six months      Three months   August 2, 2002
                                      ended            ended      (date of inception)
                                    February 28,     February 28,      through
                                       2003             2003      February 28, 2003
                                     ---------        ---------       ---------
Revenues                            $        -       $        -      $        -

Cost of Sales                                -                -               -
                                     ---------        ---------       ---------

Gross Profit                                 -                -               -
                                     ---------        ---------       ---------
Operating expenses
  Organizational and start-up costs      1,847            1,000           1,847
  General and administrative expenses   16,720            4,574          16,720
  Depreciation and amortization              -                -               -
                                     ---------        ---------       ---------

   Total operating expenses             18,557            5,574          18,557
                                     ---------        ---------       ---------

Loss from operations and
  before provision for income taxes    (18,557)          (5,574)        (18,557)

Provision for income taxes                   -                -               -
                                     ---------        ---------       ---------

Net Income                             (18,557)          (5,574)        (18,557)

Other comprehensive income                   -                -               -
                                     ---------        ---------       ---------

Comprehensive Loss                  $  (18,557)      $   (5,574)     $  (18,557)
                                     =========        =========       =========

Loss per weighted-average share
  of common stock outstanding,
  computed on net loss -
  basic and fully diluted           $    (0.01)             nil      $    (0.01)
                                     =========        =========       =========

Weighted-average number
  of common shares outstanding       1,950,000        1,950,000       1,950,000
                                     =========        =========       =========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)
                            Statements of Cash Flows
                       Six months ended February 28, 2003
  and Period from August 2, 2002 (date of inception) through February 28, 2003

                                  (Unaudited)

                                                                 Period from
                                                Six months      August 2, 2002
                                                  ended      (date of inception)
                                               February 28,       through
                                                   2003       February 28, 2003
                                               ------------  -------------------
Cash Flows from Operating Activities
  Net Loss                                        $(18,557)       $(18,557)
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation                                        -               -
                                               ------------  -------------------

  Net cash provided by (used in) operating
   activities                                      (18,557)        (18,557)
                                               ------------  -------------------


Cash Flows from Investing Activities                     -               -
                                               ------------  -------------------


Cash Flows from Financing Activities
  Proceeds from sale of common stock                     -          19,500
                                               ------------  -------------------

  Net cash provided by financing activities              -          19,500
                                               ------------  -------------------

Increase (Decrease) in Cash and Cash Equivalents   (18,557)            943

Cash and cash equivalents at beginning of period     19,500              -
                                               ------------  -------------------

Cash and cash equivalents at end of period     $        943  $         943
                                               ============  ===================


Supplemental Disclosures of Interest and
Income Taxes Paid
  Interest paid during the period              $          -  $           -
                                               ============  ===================
  Income taxes paid (refunded)                 $          -  $           -
                                               ============  ===================



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)

                         NOTES TO FINANCIAL STATEMENTS


NOTE A - Organization and Description of Business

SimplaGene USA, Inc. (Company) was incorporated on August 2, 2002 under the laws of the State of Nevada. The Company was formed to market hepatitis B virus (HBV) genetic data gathered by Ningbo SimplaGene Institute, a Chinese research institute, to pharmaceutical firms and research organizations. We intend to market this information on compact disc for use in scientific research and drug studies. Anticipated uses of this information include, analyzing mechanisms of viral infection, developing new pharmaceuticals, conducting standardized testing, and conducting other research. We do not intend to engage in any research activity and do not believe our business will be subject to any meaningful government regulation.

The Company has had no substantial operations or substantial assets since inception. Accordingly, the Company is considered in the development stage.

NOTE B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of August 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Registration Statement Under The Securities Act of 1933 on Form SB-2. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending August 31, 2003.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE C - Going Concern Uncertainty

As the Company is less than one (1) year old and continues to be in the process of formalizing its initial business plan and raising capital, the Company is considered in the development stage and, as such, has generated no significant operating revenues.

The Company's current management anticipates that the initial capitalization will be sufficient to maintain the corporate status of the Company in the immediate future. Because of the Company's lack of operating assets, the Company's continuance may become fully dependent either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

NOTE D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.   Organization costs

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

3.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At August 31, 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of August 31, 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE D - Summary of Significant Accounting Policies - Continued

4.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of August 31, 2002, the Company had no warrants and/or options outstanding.

NOTE E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE F - Income Taxes

The components of income tax (benefit) expense for the six months ended February 28, 2003 and for the period from August 8, 2002 (date of inception) through February 28, 2003, respectively, are as follows:

                                                                 Period from
                                                 Six months    August 2, 2002
                                                    ended    (date of inception)
                                                February 28,       through
                                                    2003      February 28, 2003
                                                ------------ -------------------
     Federal:
      Current                                    $      -         $     -
      Deferred                                          -               -
                                                  -------          ------
                                                        -               -
                                                  -------          ------
     State:
      Current                                           -               -
      Deferred                                          -               -
                                                  -------          ------
                                                        -               -
                                                  -------          ------

      Total                                       $     -         $     -
                                                   ======          ======

As of February 28, 2003, the Company has a net operating loss carryforward of approximately $18,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE F - Income Taxes - Continued

The Company's income tax expense for the six months ended February 28, 2003 and for the period from August 8, 2002 (date of inception) through February 28, 2003, respectively, differed from the statutory rate of 34% as follows:

                                                                          Period from
                                                          Six months     August 2, 2002
                                                             ended    (date of inception)
                                                         February 28,       through
                                                             2003      February 28, 2003
                                                         ------------ -------------------
Statutory rate applied to income before income taxes       $(6,300)        $(6,300)
Increase (decrease) in income taxes resulting from:
   State income taxes                                            -              -
   Difference between book method and statutory
     recognition differences on organization costs             260             260
   Other, including reserve for deferred tax asset
     and application of net operating loss carryforward     (6,040)         (6,040)
                                                         ------------ -------------------

     Income tax expense                                    $     -         $     -
                                                         ============ ===================

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of February 28, 2003, respectively:
                                                                    February 28,
                                                                        2003
                                                                    ------------
     Deferred tax assets
      Net operating loss carryforwards                               $ 6,040
      Less valuation allowance                                        (6,040)
                                                                    ------------

     Net Deferred Tax Asset                                          $     -
                                                                    ============

During the six month period ended February 28,2003, the valuation allowance increased by approximately $6,040.

NOTE G - Equity Transactions

At its August 2, 2002 capitalization, the Company sold an aggregate 1,950,000 shares of restricted, unregistered common stock to its initial shareholders for gross proceeds of approximately $19,500.

NOTE H - Subsequent Event

The Company is in the process of managing a self-underwritten public offering of securities, pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933. It is offering up to 1,000,000 shares of common stock at a public offering price of $0.10 per share. This is its initial public offering and there is currently no public market for the common stock. On April 8, 2003, the Company deposited payments of $100,000 on subscriptions for 1,000,000 shares of common stock in its public offering. The Company expects the offering will close and the net proceeds of the offering will be available for implementing its operations by the middle of April 2003.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: the Company is a development stage enterprise that has not engaged in any active business operations; the Company has yet to implement a marketing program for its product; the Company's business is untried and unproven and it is management's belief alone regarding the marketability of genomic data that is the basis for embarking on this business; new technologies and development of new genome data bases could render our products obsolete; general economic and market conditions; competition; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)General

SimplaGene USA, Inc. is a Nevada corporation formed on August 2, 2002, to market hepatitis B virus (HBV) genetic data gathered by Ningbo SimplaGene Institute, a Chinese research institute, to pharmaceutical firms and research organizations. We intend to market this information on compact disc for use in scientific research and drug studies. Anticipated uses of this information include, analyzing mechanisms of viral infection, developing new pharmaceuticals, conducting standardized testing, and conducting other research. We do not intend to engage in any research activity and do not believe our business is subject to any meaningful government regulation.

Dr. Xinbo Wang, Jingwei Wang, and Jing Deng, who are officers, directors, and stockholders of SimplaGene USA, are the President, Chief Executive Officer, and Vice President, respectively, of Ningbo SimplaGene Institute. Further, Dr. Xinbo Wang is the sole owner of Ningbo SimplaGene Institute.

We are a development stage business and have yet to commence sales operations or generate any revenue. Our plan is to use the net proceeds of a pending initial public offering of our common stock to create an e-commerce web site on the Internet for the product and develop sales materials that can be used in direct sales efforts with potential customers.

(3)Results of Operations, Liquidity and Capital Resources and Plan of Operation

We are in the development stage and have not generated revenues from our inception on August 2, 2002 through February 28, 2003. For the period from our incorporation on August 2, 2002 through February 28, 2003, our activities related primarily to our incorporation and the preparation and filing of a Registration Statement under the Securities Act of 1933 on Form SB-2. Accordingly, our cumulative financial results, from inception to February 28, 2003, are not meaningful as an indication of future operations.

Upon inception, we received $19,500 in net proceeds from our founders and initial investors. At February 28, 2003, we had approximately $943 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

(4)   Plan of Operation

The proposed business of SimplaGene USA is to distribute hepatitis B virus genetic data owned by Ningbo SimplaGene Institute. Our business will not require us to engage in any product research or development activity. Our business is limited to developing and maintaining a sales capability for the hepatitis B virus data. We have not conducted any market studies or contacted any potential users to determine whether there is a market for this data product. It is management's belief alone that there may be a market for this data that serves as the basis for us embarking on this venture.

We have not engaged in any material operations or generated any revenues. Following completion of our self- underwritten public offering of our common stock, we will develop our Internet web site, produce advertising and promotional materials, and make initial contact with prospective users of the HBV data we intend to distribute. We do not plan to purchase any computer equipment with the proceeds of this offering, as Craig Laughlin, a Company Vice President, has indicated his willingness to allow us to use equipment he owns personally until we generate revenue from the sale of product and have sufficient capital to purchase our own. Our proposed business venture has no other significant capital requirements for equipment to fulfill our business plan. Our objective is to commence marketing efforts within three to four months following completion of the offering, so that we can generate revenue to sustain our operations following completion of the offering. The following chart illustrates our intended development of the business during the 12 months following completion of the offering and the estimated cost.

         Period                              Activity                                 Estimated Cost
         ------                              --------                                 --------------
Three to four months following   Engage website designer and create        Website design and launch, $3,000
completion of offering           website; design and print marketing
                                 brochure based on website design;         Marketing brochure and mailing, $14,000
                                 develop internally from Internet and
                                 other reference sources mailing list of
                                 HBV researchers; launch website and mail
                                 brochure to mailing list.

From four months to 12 months    Evaluate response to marketing with       Website revision, $1,000
following completion of offering respect to both product and pricing.
                                 Make adjustments to marketing             Brochure revision and printing, $6,000
                                 approach. Revise website and
                                 marketing materials as needed.

We cannot predict when the first product sale may occur because we will not determine how customers will receive our product offering until we actually begin our marketing effort. From the initial rollout we hope to obtain information on the market for the product and adjust the marketing approach based on our evaluation of the response, with a view to generating revenue from sale of the product during the period of six to 12 months following completion of the offering.

We may consider engaging the services of an independent marketing consultant if, after the first four to six months of our marketing effort, we believe there is room for improvement in the response. Based on informal inquiries of the costs of such services, we believe the cost would be at least $1,000 per month and could be more depending on the experience and size of the consultant's organization and the scope of the engagement.

We will rely on third party suppliers to build our website and produce our marketing materials, subject to the supervision and approval of our executive officers. We have not entered into an agreement with anyone to perform these services, so our estimates of the cost for these services is based solely on management's informal investigation of pricing by third party suppliers. Actual costs may vary, and to the extent such costs significantly exceed our estimates, we may need to seek additional financing to implement our business or not be able to implement our business as planned.

We expect our executive officers will initially render services on a part-time basis as required for the development of our web site and marketing materials, and make initial contacts with prospective users of the data product. Our executive officers will provide such services without compensation in consideration of the benefits they expect to derive as stockholders from commencement of business operations, and because SimplaGene USA will not have the capital to pay compensation unless it generates revenue from operations or obtains additional financing. At such time as we have sufficient capital, we expect we will enter into formal arrangements to compensate our executive officers for their services on terms yet to be decided. Furthermore, if we are successful in establishing meaningful operations, we expect our executive officers will commit more time to the business and we will evaluate hiring employees to support the development of our business. Regardless of whether we are successful, we are required to file certain periodic reports with the Securities and Exchange Commission, and will retain the services of outside professionals, such as attorneys and accountants, to assist us with meeting this obligation. We estimate the cost of these outside services will be at least $5,000 over the 12 months following the completion of our public offering.

We currently maintain a mailing address at 11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305, which is the address of Craig Laughlin, a Company Vice President, director, and stockholder. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses and ventures of Mr. Laughlin.

It is likely that the Company will not establish an office until we are successful in establishing meaningful operations. We expect that we will seek and lease space suitable for our needs at a future date; however, it is not possible, at this time, to predict what arrangements will actually be made with respect to future office facilities or what the financial impact of any future lease obligation may be.

Under our distribution agreement with Ningbo SimplaGene Institute, we hold the exclusive right to distribute the data product in the United States, Canada, and Mexico. Ningbo SimplaGene Institute has not entered into a distribution agreement with any one else within or outside our territory, so prospective users cannot obtain the product from any other source. We purchase the product at a 30% discount to the actual sale price of the product license and renewals we receive from a customer. We expect to offer the data product to prospective users at $50,000, which includes the current version of the hepatitis B virus data files and any updates within one year of initial purchase without additional charge. After the first year, users must pay an annual fee of $10,000 to continue to use the product and receive additional updates. Ningbo SimplaGene Institute is not aware of any other company selling viral genomic information, so it has no basis for setting the price point for its data product on the basis of similar products in the market. Consequently, the pricing was determined arbitrarily, so it is possible that Ningbo SimplaGene Institute will adjust the pricing based on the response to our marketing effort. Ningbo SimplaGene Institute sets the product sale price and may adjust the selling price by giving us 60 days advance notice of the new pricing. We are authorized to offer a 10 percent discount to the selling price set by Ningbo SimplaGene Institute. The hepatitis B virus data is produced and delivered in the form of a compact disc with data files. It is the responsibility of Ningbo SimplaGene Institute to produce and deliver the product to us for redelivery to the end user against purchase orders we place. Under the terms of our distribution agreement with Ningbo SimplaGene Institute, it will maintain an inventory of product at our office and we will not have to pay for any product until it is sold. Therefore, we will not make any capital expenditures to acquire or maintain inventory. Dr. Xinbo Wang, Jingwei Wang, and Jing Deng, who are officers, directors, and stockholder of SimplaGene USA, are the President, Chief Executive Officer, and Vice President, respectively, of Ningbo SimplaGene Institute. Further, Dr. Xinbo Wang is the sole owner of Ningbo SimplaGene Institute.

We intend to meet our initial capital needs with the proceeds of our self-underwritten public offering of securities, pursuant to a Form SB-2 Registration Statement under the Securities Act of 1933, for up to 1,000,000 shares of common stock at $0.10 per share. We believe the proceeds of the offering will be adequate to fund our capital requirements for twelve months following completion of the offering. If within that period we are not successful in generating revenues that will sustain our operations, we will need to obtain additional debt or equity financing to remain in operation. We have not presently identified any sources of additional financing should that become necessary, so we cannot predict whether additional financing will be available on terms we find acceptable. If additional financing is needed and cannot be obtained, we would likely be forced to curtail or terminate our operations. In these circumstances, SimplaGene USA would not have any working capital, so it is not expected that it would pursue participation in any other business venture, whether through merger, purchase, or otherwise. Consequently, management may, depending on the cost involved, elect to dissolve the corporate existence of SimplaGene USA or simply allow it to lay dormant, but in either case your investment in SimplaGene USA would be worthless.

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


                                    PART II

Item 1 - Legal Proceedings:

None

Item 2 - Changes in Securities:

On January 10, 2003, the U. S. Securities and Exchange Commission declared the Company's Registration Statement Under The Securities Act of 1933 effective. This document registered up to 1,000,000 shares of common stock for sale at $0.10 per share. As of the date of this filing, the Company is self-underwriting this offering and has not closed any portion of the offering.

Item 3 - Defaults on Senior Securities:

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

     99.1 Certifications Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Reports on Form 8-K

None

--------------------------------------------------------------------------------


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          SimplaGene USA, Inc.

Dated: April 14, 2003                                 /s/ Xinbo Wang
                                          ------------------------------------
                                                                    Xinbo Wang
                                                                 President and
                                                       Chief Executive Officer


Dated: April 14, 2003                             /s/ Craig S. Laughlin
                                           -----------------------------------
                                                             Craig S. Laughlin
                                                            Vice President and
                                    Principal Financial and Accounting Officer

                Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of SimplaGene USA, Inc. (Registrant) on Form 10-QSB for the quarter ended February 28, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Xinbo Wang, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant toss.302 of the Sarbanes-Oxley Act of 2002, that:

1) I have reviewed this Quarterly Report on Form 10-QSB of SimplaGene USA, Inc. for the quarter ended February 28, 2003.

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Xinbo Wang                                           Dated: April 14, 2003
--------------

Xinbo Wang
Chief Executive Officer

                Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of SimplaGene USA, Inc. (Registrant) on Form 10-QSB for the quarter ended February 28, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Craig S. Laughlin, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant toss.302 of the Sarbanes-Oxley Act of 2002, that:

1) I have reviewed this Quarterly Report on Form 10-QSB of SimplaGene USA, Inc. for the quarter ended February 28, 2003.

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Craig S. Laughlin                                    Dated: April 14, 2003
---------------------

Craig S. Laughlin
Chief Financial Officer