Form 10QSB
period 2003-05-31
SIMPLAGENE USA INC
filed 2003-07-14
CIK 1192323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the quarterly period ended May 31, 2003

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________



                       Commission File Number: 333-100110

                              SimplaGene USA, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                         01-0741042
  (State of incorporation)                          (IRS Employer ID Number)
               11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305
               -------------------------------------------------
                   (Address of principal executive offices)

                                 (952) 541-1155
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 27, 2003: 2,950,000

Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

                 Form 10-QSB for the Quarter ended May 31, 2003

                                Table of Contents

                                                                            Page
Part I - Financial Information

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             14


Part II - Other Information

  Item 2 Changes in Securities and Use of Proceeds                           14

  Item 6 Exhibits and Reports on Form 8-K                                    15


Signatures                                                                   15

                                     PART I

Item 1 - Financial Statements

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)
                                  Balance Sheet
                                  May 31, 2003

                                   (Unaudited)

                                                                         May 31,
                                                                         2003
                                                                        --------
                                     ASSETS
Current Assets
  Cash in bank                                                          $92,207
                                                                        --------

Total Assets                                                            $92,207
                                                                        ========




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable - trade                                              $   490
  Due to officer                                                            600
                                                                        --------

  Total Liabilities                                                       1,090
                                                                        --------

Commitments and Contingencies

Stockholders' equity
  Preferred stock - $0.001 par value
   10,000,000 shares authorized.
   None issued and outstanding.                                               -
  Common stock - $0.001 par value.
   50,000,000 shares authorized.
   2,950,000 shares issued and outstanding                                2,950
  Additional paid-in capital                                             95,119
  Deficit accumulated during the development stage                       (6,952)
                                                                        --------

   Total stockholders' equity                                            91,117
                                                                        --------

Total Liabilities and Stockholders' Equity                              $92,207
                                                                        ========

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                  Nine and Three months ended May 31, 2003 and
       Period from August 2, 2002 (date of inception) through May 31, 2003

                                   (Unaudited)

                                                                      Period from
                                        Nine months   Three months   August 2, 2002
                                           ended          ended     (date of incep-
                                          May 31,        May 31,     tion) through
                                           2003           2003        May 31, 2003
                                      -------------- --------------  --------------
Revenues                              $           -  $           -   $           -

Cost of Sales                                     -              -               -
                                      -------------- --------------  --------------

Gross Profit                                      -              -               -
                                      -------------- --------------  --------------

Operating expenses
  Organizational and start-up costs           2,879              -           2,879
  General and administrative expenses         4,073          4,073           4,073
  Depreciation and amortization                   -              -               -
                                      -------------- --------------  --------------

   Total operating expenses                   6,952          4,073           6,952
                                      -------------- --------------  --------------

Loss from operations and
  before provision for income taxes          (6,952)        (4,073)         (6,952)

Provision for income taxes                        -              -               -
                                      -------------- --------------  --------------

Net Income                                   (6,952)        (4,073)         (6,952)

Other comprehensive income                        -              -               -
                                      -------------- --------------  --------------

Comprehensive Loss                    $      (6,952) $      (4,073)  $      (6,952)
                                      ============== ==============  ==============

Loss per weighted-average share
  of common stock outstanding,
  computed on net loss -
  basic and fully diluted                       nil            nil             nil
                                      ============== ==============  ==============

Weighted-average number
  of common shares outstanding            2,118,498      2,450,000       2,108,775
                                      ============== ==============  ==============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)
                            Statements of Cash Flows
                       Nine months ended May 31, 2003 and
       Period from August 2, 2002 (date of inception) through May 31, 2003

                                   (Unaudited)

                                                                       Period from
                                                      Nine months     August 2, 2002
                                                         ended       (date of incep-
                                                         May 31,      tion) through
                                                          2003        May 31, 2003
                                                     -------------    -------------
Cash Flows from Operating Activities
  Net Loss                                           $     (6,952)    $     (6,952)
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Increase (Decrease) in Accounts Payable - Trade          490              490
     Depreciation                                               -                -
                                                     -------------    -------------

  Net cash provided by (used in) operating activities      (6,462)          (6,462)
                                                     -------------    -------------

Cash Flows from Investing Activities                            -                -
                                                     -------------    -------------

Cash Flows from Financing Activities
  Cash advanced by officer                                    600              600
  Payment of costs related to public offering of
  common stock                                            (21,431)         (21,431)
  Proceeds from sale of common stock                      100,000          119,500
                                                     -------------    -------------

  Net cash provided by financing activities                79,169           98,669
                                                     -------------    -------------

Increase (Decrease) in Cash and Cash Equivalents           79,169           98,669

Cash and cash equivalents at beginning of period           19,500                -
                                                     -------------    -------------

Cash and cash equivalents at end of period           $     98,669     $     98,669
                                                     =============    =============

Supplemental Disclosures of Interest and Income
Taxes Paid
  Interest paid during the period                    $          -     $          -
                                                     =============    =============
  Income taxes paid (refunded)                       $          -     $          -
                                                     =============    =============

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full fiscal year ending August 31, 2003.

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

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

                   Notes to Financial Statements - Continued


NOTE C - Going Concern Uncertainty

As the Company is less than one (1) year old and continues to be in the process of formalizing its initial business plan, the Company is considered in the development stage and, as such, has generated no significant operating revenues.

The Company's current management anticipates that the initial capitalization will be sufficient to maintain the corporate status of the Company in the immediate future. Because of the Company's lack of operating assets, the Company's continuance may become dependent on either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional equity or debt funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

3.   Deferred public offering costs

     During the process of "going public" through an initial public offering (an
     IPO), the Company deferred certain costs related to the registration process. Deferred public offering costs represent accounting, legal and underwriting costs incurred by the Company pertaining to this process. These costs were charged against additional paid-in capital (deducted from stock proceeds) upon completion of the public offering.

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

                   Notes to Financial Statements - Continued


NOTE D - Summary of Significant Accounting Policies - Continued

4.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At May 31, 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of May 31, 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

5.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of May 31, 2003, the Company had no warrants and/or options outstanding.

NOTE E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE F - Income Taxes

The components of income tax (benefit) expense for the nine months ended May 31, 2003 and for the period from August 8, 2002 (date of inception) through May 31, 2003, respectively, are as follows:
                                                                  Period from
                                                   Nine months   August 2, 2002
                                                      ended     (date of incep-
                                                     May 31,     tion) through
                                                      2003       May 31, 2003
                                                   -----------   --------------
     Federal:
      Current                                      $        -    $           -
      Deferred                                              -                -
                                                   -----------   --------------
                                                            -                -
                                                   -----------   --------------
     State:
      Current                                               -                -
      Deferred                                              -                -
                                                   -----------   --------------
                                                            -                -
                                                   -----------   --------------

      Total                                        $        -    $           -
                                                   ===========   ==============

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

                   Notes to Financial Statements - Continued


NOTE F - Income Taxes - Continued

As of May 31, 2003, the Company has a net operating loss carryforward of approximately $2,090 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the nine months ended May 31, 2003 and for the period from August 8, 2002 (date of inception) through May 31, 2003, respectively, differed from the statutory rate of 34% as follows:

                                                                       Period from
                                                        Nine months   August 2, 2002
                                                           ended     (date of incep-
                                                          May 31,     tion) through
                                                           2003       May 31, 2003
                                                        -----------   --------------
Statutory rate applied to income before income taxes    $   (2,364)   $      (2,364)
Increase (decrease) in income taxes resulting from:
   State income taxes                                            -                -
   Difference between book method and statutory
     recognition differences on organization costs             165              165
   Other, including reserve for deferred tax asset
     and application of net operating loss carryforward      2,199            2,199
                                                        -----------   --------------

     Income tax expense                                 $        -    $           -
                                                        ===========   ==============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2003, respectively:

                                                                    May 31,
                                                                     2003
                                                                    ------
     Deferred tax assets
      Net operating loss carryforwards                              $ 710
      Less valuation allowance                                       (710)
                                                                    ------

     Net Deferred Tax Asset                                         $   -
                                                                    ======

During the nine month period ended May 31,2003, the valuation allowance increased by approximately $710.

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

                   Notes to Financial Statements - Continued


NOTE F - Equity Transactions

At its August 2, 2002 capitalization, the Company sold an aggregate 1,950,000 shares of restricted, unregistered common stock to its initial shareholders for gross proceeds of approximately $19,500.

On April 16, 2003, the Company completed the sale of an aggregate of 1,000,000 shares of its common stock for aggregate proceeds of approximately $100,000, in satisfaction of the offering requirement of its self-underwritten public offering of securities, pursuant to a Registration Statement Under The Securities Act of 1933on Form SB-2. Offering proceeds were released from escrow in April 2003 pursuant to the terms of the offering as detailed in the Company's prospectus dated January 9, 2003. On April 16, 2003, the Company closed its self-underwritten public offering of securities.



               (Remainder of this page left blank intentionally)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of SimplaGene USA, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions; the ability of SimplaGene USA to develop and implement marketing programs for its gene data project; the ability of SimplaGene USA to identify prospective customers and develop a demand for its product; competition from others who develop and make available genetic data; the ability of SimplaGene USA to protect the data it offers from piracy; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. SimplaGene USA disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) General

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

We are a development stage business and have yet to commence sales operations or generate any revenue. Our plan is to use the net proceeds of our initial public offering of our common stock to create an e-commerce web site on the Internet for the product and develop sales materials that can be used in direct sales efforts with potential customers. We closed our self-underwritten initial public offering on April 16, 2003 and received gross proceeds of $100,000.

(3) Results of Operations, Liquidity and Capital Resources and Plan of Operation

We are in the development stage and have not generated revenues from our inception on August 2, 2002 through May 31, 2003. For the period from our incorporation on August 2, 2002 through May 31, 2003, our activities related primarily to our incorporation and the preparation and filing of a Registration Statement under the Securities Act of 1933 on Form SB-2. Accordingly, our cumulative financial results, from inception to May 31, 2003, are not meaningful as an indication of future operations.

Upon inception, we received $19,500 in net proceeds from our founders and initial investors. On April 16, 2003, we completed a self-underwritten public offering of securities under the Securities Act of 1933 pursuant to Registration Statement a Form SB-2. We sold 1,000,000 shares of common stock at a public offering price of $0.10 per share. As this was a self-underwritten offering, we paid no commissions related to raising these funds. This was our initial public offering and there is currently no public market for our common stock.

At May 31, 2003, we had approximately $92,207 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We may need to raise additional funds in the future. We cannot be certain that any additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations, develop or enhance services, or respond to competitive pressures.

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

We have not engaged in any material operations or generated any revenues. Since the completion of our self-underwritten public offering of our common stock, we are proceeding to develop our Internet web site. We also intend to produce advertising and promotional materials and make initial contact with prospective users of the HBV data we intend to distribute. We do not plan to purchase any computer equipment with the proceeds of this offering, as Craig Laughlin, a Company Vice President, has indicated his willingness to allow us to use equipment he owns personally until we generate revenue from the sale of product and have sufficient capital to purchase our own. Our proposed business venture has no other significant capital requirements for equipment to fulfill our business plan. Our objective is to commence marketing efforts by the end of August 2003, so that we can generate revenue to sustain our operations. The following chart illustrates our intended development of the business during the next 12 months and the estimated cost.

         Period                    Activity                 Estimated Cost
------------------------  -------------------------  --------------------------

In August 2003            Create website; design     Website design and launch,
                          and print marketing        $1,300
                          brochure based on website
                          design; develop            Marketing brochure and
                          internally from Internet   mailing, $14,000
                          and other reference
                          sources mailing list
                          of HBV researchers;
                          launch website and mail
                          brochure to mailing list.

From September 2003       Evaluate response to       Website revision, $1,000
through May 2004          marketing with respect to
                          both product and pricing.  Brochure revision and
                          Make adjustments to        printing, $6,000
                          marketing approach.
                          Revise website and
                          marketing materials as
                          needed.

Since the April 2003 closing of our initial public offering, we have engaged an independent design firm to build an English website for us by the end of August 2003 at an estimated cost of $1,270. We expect to begin developing our marketing brochure once the style and imagery of the website is determined.

We cannot predict when the first product sale may occur because we will not determine how customers will receive our product offering until we actually begin our marketing effort. From the initial rollout we hope to obtain information on the market for the product and adjust the marketing approach based on our evaluation of the response, with a view to generating revenue from sale of the product during the 12-month period ending May 31, 2004.

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

We will rely on third party suppliers to produce our marketing materials, subject to the supervision and approval of our executive officers. We have not entered into an agreement with anyone to perform this service, so our estimate of the cost for the service is based solely on management's informal investigation of pricing by third party suppliers. Actual costs may vary, and to the extent such costs significantly exceed our estimates, we may need to seek additional financing to implement our business or not be able to implement our business as planned.

We expect our executive officers will initially render services on a part-time basis as required for the development of our web site and marketing materials, and make initial contacts with prospective users of the data product. Our executive officers will provide such services without compensation in consideration of the benefits they expect to derive as stockholders from commencement of business operations, and because SimplaGene USA will not have the capital to pay compensation unless it generates revenue from operations or obtains additional financing. At such time as we have sufficient capital, we expect we will enter into formal arrangements to compensate our executive officers for their services on terms yet to be decided. Furthermore, if we are successful in establishing meaningful operations, we expect our executive officers will commit more time to the business and we will evaluate hiring employees to support the development of our business. Regardless of whether we are successful, we are required to file certain periodic reports with the Securities and Exchange Commission, and will retain the services of outside professionals, such as attorneys and accountants, to assist us with meeting this obligation. We estimate the cost of these outside services will be at least $5,000 over the next 12 months.

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

We have met our initial capital needs with the proceeds of our self-underwritten public offering. We believe the proceeds of the offering will be adequate to fund our capital requirements for the next twelve months. If within that period we are not successful in generating revenues that will sustain our operations, we will need to obtain additional debt or equity financing to remain in operation. We have not presently identified any sources of additional financing should that become necessary, so we cannot predict whether additional financing will be available on terms we find acceptable. If additional financing is needed and cannot be obtained, we would likely be forced to curtail or terminate our operations.

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

                                     PART II

Item 2 - Changes in Securities and Use of Proceeds:

In October 2002, SimplaGene USA filed a registration statement on Form SB-2 under the Securities Act of 1933, SEC File No. 333-100110, to register for public sale 1,000,000 shares of common stock, par value $0.001, at an offering price of $0.10 per share or a total offering of $100,000. No shares were registered for selling stockholders. The offering was self-underwritten and no underwriter participated in the offering. The offering was declared effective on January 9, 2003, commenced immediately following the effective date, and terminated on April 16, 2003 with the sale of all offered shares resulting in gross proceeds of $100,000. Expenses of the offering were $21,431 for legal and accounting fees, escrow agent fee, and other incidental expenses. No payments of offering expenses were made, directly or indirectly, to any officer, director, affiliate, or person holding ten percent or more of SimplaGene USA common stock.

The net proceeds of the offering to the Company are $78,569. From completion of the offering on April 16, 2003, through May 31, 2003, the Company held the net proceeds of the offering in a non-interest bearing bank account and no portion of the net proceeds were expended. The application of the net proceeds of the offering through May 31, 2003, does not represent a material change in the use of proceeds described in the prospectus of SimplaGene USA.

Item 6 - Exhibits and Reports on Form 8-K

  Exhibits
   99.1 Certifications Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Reports on Form 8-K
   None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. SimplaGene USA, Inc.

Dated: July 8, 2003                                             /s/ Xinbo Wang
                                            President, Chief Executive Officer
                                                                  and Director

Dated: July 8, 2003                                      /s/ Craig S. Laughlin
                                                            Vice President and
                                    Principal Financial and Accounting Officer

                Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of SimplaGene USA, Inc. (Registrant) on Form 10-QSB for the quarter ended May 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Xinbo Wang, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant toss.302 of the Sarbanes-Oxley Act of 2002, that:

1) I have reviewed this Quarterly Report on Form 10-QSB of SimplaGene USA, Inc. for the quarter ended May 31, 2003.

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


/s/ Xinbo Wang                                             Dated: July 8, 2003
Chief Executive Officer

                Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of SimplaGene USA, Inc. (Registrant) on Form 10-QSB for the quarter ended May 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Craig S. Laughlin, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant toss.302 of the Sarbanes-Oxley Act of 2002, that:

7) I have reviewed this Quarterly Report on Form 10-QSB of SimplaGene USA, Inc. for the quarter ended May 31, 2003.

8) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

10) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

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

11) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

12) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Craig S. Laughlin                                       Dated: July 8, 2003
Chief Financial Officer