Form 10QSB
period 2002-11-30
SIMPLAGENE USA INC
filed 2003-09-03
CIK 1192323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

X Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the quarterly period ended November 30, 2002

____ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 26, 2003: 2,950,000

Transitional Small Business Disclosure Format (check one):  YES ___  NO X

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

              Form 10-QSB for the Quarter ended November 30, 2002

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

PART I
Item 1 - Financial Statements

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)
                                  Balance Sheet
                                November 30, 2002

                                   (Unaudited)

                                                                    February 28,
                                                                       2003
                                                                    ------------
                                     ASSETS
Current Assets
  Cash in bank                                                      $     6,518
                                                                    ------------
Other Assets
  Deferred offering costs                                                10,103
                                                                    ------------
Total Assets                                                        $    16,621
                                                                    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable - trade                                          $         -
                                                                    ------------
  Total Liabilities                                                           -
                                                                    ------------
Commitments and Contingencies

Shareholders' Equity
  Accounts payable - trade                                          $         -
                                                                    ------------
Commitments and contingencies

Stockholders' equity
  Preferred stock - $0.001 par value
   10,000,000 shares authorized.
   None issued and outstanding.                                               -
  Common stock - $0.001 par value.
   50,000,000 shares authorized.
   1,950,000 shares issued and outstanding                                1,950
  Additional paid-in capital                                             17,550
  Deficit accumulated during the development stage                       (2,879)
                                                                    ------------

   Total stockholders' equity                                            16,621
                                                                    ------------

Total Liabilities and Stockholders' Equity                          $    16,621
                                                                    ============
The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                    Three months ended November 30, 2002 and
    Period from August 2, 2002 (date of inception) through November 30, 2002

                                   (Unaudited)

                                                                 Period from
                                               Three months     August 2, 2002
                                                  ended      (date of inception)
                                               November 30,        through
                                                   2002        November 30, 2002
                                               ------------  -------------------

Revenues                                       $         -      $         -

Cost of Sales                                            -                -
                                               ------------     ------------
Gross Profit                                             -                -
                                               ------------     ------------
Operating expenses
  Organizational and start-up costs                  2,879            2,879
  General and administrative expenses                    -                -
  Depreciation and amortization                          -                -
                                               ------------     ------------
   Total operating expenses                          2,879            2,879
                                               ------------     ------------
Loss from operations and
  before provision for income taxes                 (2,879)          (2,879)

Provision for income taxes                               -                -
                                               ------------     ------------
Net Income                                          (2,879)          (2,879)

Other comprehensive income                               -                -
                                               ------------     ------------
Comprehensive Loss                             $    (2,879)     $    (2,879)
                                               ============     ============
Loss per weighted-average share
  of common stock outstanding,
  computed on net loss -
  basic and fully diluted                              nil             nil
                                               ============     ============
Weighted-average number
  of common shares outstanding                    1,950,000       1,950,000
                                               ============     ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)
                            Statements of Cash Flows
                    Three months ended November 30, 2002 and
    Period from August 2, 2002 (date of inception) through November 30, 2002

                                   (Unaudited)


                                                                 Period from
                                               Three months     August 2, 2002
                                                  ended      (date of inception)
                                               November 30,        through
                                                   2002        November 30, 2002
                                               ------------  -------------------
Cash Flows from Operating Activities
  Net Loss                                     $    (2,879)     $    (2,879)
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation                                        -                -
                                               ------------     ------------

  Net cash provided by (used in) operating
   activities                                       (2,879)          (2,879)
                                               ------------     ------------

Cash Flows from Investing Activities                     -                -
                                               ------------     ------------

Cash Flows from Financing Activities
  Payment of costs related to public offering
   of common stock                                 (10,103)         (15,678)
  Proceeds from sale of common stock                     -           19,500
                                               ------------     ------------

  Net cash provided by financing activities        (10,103)           3,822
                                               ------------     ------------

Increase (Decrease) in Cash and Cash Equivalents   (12,982)             943

Cash and cash equivalents at beginning of period    19,500                -
                                               ------------     ------------

Cash and cash equivalents at end of period     $     6,518      $       943
                                               ============     ============


Supplemental Disclosures of Interest and Income
 Taxes Paid
  Interest paid during the period              $          -     $         -
                                               =============    ============
  Income taxes paid (refunded)                 $          -     $         -
                                               =============    ============

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

3.   Deferred public offering costs

     The Company is in the process of "going public" either through an initial public offering (an IPO). Deferred public offering costs represent accounting, legal and underwriting costs incurred by the Company pertaining to this process and an anticipated future public offering of the Company's common stock. The costs will be charged against additional paid-in capital (deducted from stock proceeds) upon completion of the public offering, or charged to expense if the offering is not completed.

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE D - Summary of Significant Accounting Policies - Continued

4.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At November 30, 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of November 30, 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

5.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of November 30, 2002, the Company had no warrants and/or options outstanding.


NOTE E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE F - Income Taxes

The components of income tax (benefit) expense for the three months ended November 30, 2002 and for the period from August 8, 2002 (date of inception) through November 30, 2002, respectively, are as follows:

                                                                 Period from
                                               Three months     August 2, 2002
                                                  ended      (date of inception)
                                               November 30,        through
                                                   2002        November 30, 2002
                                               ------------  -------------------
     Federal:
      Current                                     $     -         $     -
      Deferred                                          -               -
                                                  -------         -------
                                                        -               -
                                                  -------         -------
     State:
      Current                                           -               -
      Deferred                                          -               -
                                                  -------         -------
                                                        -               -
                                                  -------         -------
      Total                                       $     -         $     -
                                                  =======         =======

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE F - Income Taxes - Continued

As of November 30, 2002, the Company has a net operating loss carryforward of approximately $340 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax (benefit) expense for the three months ended November 30, 2002 and for the period from August 8, 2002 (date of inception) through November 30, 2002, respectively, differed from the statutory rate of 34% as follows:

                                                                           Period from
                                                         Three months     August 2, 2002
                                                            ended      (date of inception)
                                                         November 30,        through
                                                             2002        November 30, 2002
                                                         ------------  -------------------
Statutory rate applied to income before income taxes        $  (980)          $  (980)
Increase (decrease) in income taxes resulting from:
   State income taxes                                             -                 -
   Difference between book method and statutory
     recognition differences on organization costs              913               913
   Other, including reserve for deferred tax asset
     and application of net operating loss carryforward          67                67

     Income tax expense                                     $     -           $     -
                                                            =======            ======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of November 30, 2002:

                                                                    November 30,
                                                                       2002
                                                                    ------------
     Deferred tax assets
      Net operating loss carryforwards                                 $ 65
      Less valuation allowance                                          (65)
                                                                       -----

     Net Deferred Tax Asset                                            $  -
                                                                       =====

During the three month period ended November 30, 2002, the valuation allowance increased by approximately $65.


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


NOTE H - Subsequent Events

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

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

(3) Results of Operations, Liquidity and Capital Resources and Plan of Operation

We are in the development stage and have not generated revenues from our inception on August 2, 2002 through November 30, 2003. For the period from our incorporation on August 2, 2002 through November 30, 2003, our activities related primarily to our incorporation and the preparation and filing of a Registration Statement under the Securities Act of 1933 on Form SB-2. Accordingly, our cumulative financial results, from inception to November 30, 2003, are not meaningful as an indication of future operations.

Upon inception, we received $19,500 in net proceeds from our founders and initial investors.

At November 30, 2003, we had approximately $6,518 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We may need to raise additional funds in the future. We cannot be certain that any additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, or develop or enhance services or respond to competitive pressures.

As of November 30, 2002, we were in the process of managing a self-underwritten public offering of securities, pursuant to a Form SB-2 Registration Statement Under The Securities Act of 1933. We offered up to 1,000,000 shares of common stock at a public offering price of $0.10 per share. This was our initial public offering and there was then, and currently is, no public market for our common stock. On April 16, 2003, we completed the sale of an aggregate of 1,000,000 shares of its common stock for aggregate proceeds of approximately $100,000, in satisfaction of the offering requirement of its self-underwritten public offering of securities, pursuant to a Registration Statement Under The Securities Act of 1933on Form SB-2. Offering proceeds were released from escrow in April 2003 pursuant to the terms of the offering as detailed in the Company's prospectus dated January 9, 2003. On April 16, 2003, the Company closed its self-underwritten public offering of securities.

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

As of November 30, 2002, we have not engaged in any material operations or generated any revenues. Following completion of our self-underwritten public offering of our common stock, we will develop our Internet web site, produce advertising and promotional materials, and make initial contact with prospective users of the HBV data we intend to distribute. We do not plan to purchase any computer equipment with the proceeds of this offering, as Craig Laughlin, a Company Vice President, has indicated his willingness to allow us to use equipment he owns personally until we generate revenue from the sale of product and have sufficient capital to purchase our own. Our proposed business venture has no other significant capital requirements for equipment to fulfill our business plan. Our objective is to commence marketing efforts within three to four months following completion of the offering, so that we can generate revenue to sustain our operations following completion of the offering. The following chart illustrates our intended development of the business during the 12 months following completion of the offering and the estimated cost.

       Period                     Activity                 Estimated Cost
------------------------  -------------------------  ---------------------------
Three to four months      Engage website designer    Website design and launch,
following completion      and create website;        $3,000
of offering               design and print
                          marketing brochure         Marketing brochure and
                          based on website design;   mailing, $14,000
                          develop internally from
                          Internet and other
                          reference sources mailing
                          list of HBV researchers;
                          launch website and mail
                          brochure to mailing list.

From four months to 12    Evaluate response to       Website revision, $1,000
months following          marketing with respect
completion of offering    to both product and        Brochure revision and
                          pricing. Make adjustments printing, $6,000 to marketing approach.
                          Revise website and
                          marketing materials as
                          needed.

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

We intend to meet our initial capital needs with the proceeds of our self-underwritten public offering of securities, pursuant to a Form SB-2 Registration Statement Under The Securities Act of 1933, for 1,000,000 shares of common stock at $0.10 per share for gross proceeds of approximately $100,000. We believe the proceeds of the offering will be adequate to fund our capital requirements for twelve months following completion of the offering. If within that period we are not successful in generating revenues that will sustain our operations, we will need to obtain additional debt or equity financing to remain in operation. We have not presently identified any sources of additional financing should that become necessary, so we cannot predict whether additional financing will be available on terms we find acceptable. If additional financing is needed and cannot be obtained, we would likely be forced to curtail or terminate our operations. In these circumstances, SimplaGene USA would not have any working capital, so it is not expected that it would pursue participation in any other business venture, whether through merger, purchase, or otherwise. Consequently, management may, depending on the cost involved, elect to dissolve the corporate existence of SimplaGene USA or simply allow it to lay dormant, but in either case your investment in SimplaGene USA would be worthless.

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

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

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

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
      31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
            - Chief Executive Officer
      31.2  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
            - Chief Financial Officer
      32.1  Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002

  Reports on Form 8-K
  -------------------
   None



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. SimplaGene USA, Inc.


Dated: August 27, 2003                                            /s/ Xinbo Wang
                                                                   President and
                                                         Chief Executive Officer
                                                                    and Director


Dated: August 27, 2003                                     /s/ Craig S. Laughlin
                                                              Vice President and
                                      Principal Financial and Accounting Officer