Form 10KSB
period 2003-08-31
SIMPLAGENE USA INC
filed 2003-12-12
CIK 1192323

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2003, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

                         Commission File No. 333-100110

                              SIMPLAGENE USA, INC.
           (Name of Small Business Issuer as specified in its charter)

                 Nevada                                01-0741042
    (State or Other Jurisdiction of                   (IRS Employer
     Incorporation or Organization)                Identification No.)

                11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305
              (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (952) 541-1155

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenues for its most recent fiscal year:  $0

The aggregate market value on December 2, 2003 of voting stock held by non-affiliates was $661,941.

As of December 2, 2003, the Registrant had outstanding 2,950,000 shares of common stock, par value $0.001.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   Page

Part I

1.    Description of Business                                             3

2.    Description of Property                                             9

3.    Legal Proceedings                                                   9

4.    Submission of Matters to a Vote of Security Holders                 9

Part II

5.    Market for Common Equity and Related Stockholder Matters            9

6.    Management's Discussion and Analysis or Plan of Operation           10

7.    Financial Statements                                                13

8.    Changes in and Disagreements with Accountants                       14
      on Accounting and Financial Disclosure

8A.   Controls and Procedures                                             14

Part III

9.    Directors, Executive Officers, Promoters and Control Persons        14

10.   Executive Compensation                                              16

11.   Security Ownership of Certain Beneficial Owners and Management      16

12.   Certain Relationships and Related Transactions                      17

13.   Exhibits and Reports on Form 8-K                                    18

Signatures                                                                19

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

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

The industry opportunity

     All living organisms contain four basic biomolecules: nucleic acids, which include DNA and RNA; proteins; carbohydrates; and lipids. Biomolecules are typically much larger and more complex than common molecules, which makes the analysis of biomolecules significantly more complex. Historically, key advances in therapeutics have come from an understanding of DNA or proteins. DNA molecules provide instructions that ultimately control the synthesis of proteins within a cell, a process known as gene expression. DNA molecules consist of long chains of chemical subunits, called nucleotides. DNA molecules consist of two long chains of nucleotides bound together to form a double helix. Genes are individual segments of these DNA molecules that carry specific information necessary to construct particular proteins. Genes may contain from several dozen to tens of thousands of nucleotides. The entire collection of DNA in an organism, called the genome, may contain a wide range of nucleotides.

     An increased appreciation of how DNA ultimately determines the functions of living organisms has generated a worldwide effort to identify and sequence genes of many organisms, including the genes of a variety of viruses. Research efforts in genetics generally fall into three broad categories: sequencing, genotyping, and gene expression. In sequencing procedures, the goal is to determine the exact order of the individual nucleotides in a DNA strand so that this information can be related to the genetic activity influenced by the piece of DNA. In genotyping, the goal is to determine a particular sequence variant of a gene and its particular association with an individual's DNA. This testing is not performed to determine the complete structure of the gene, but rather is performed to determine if the particular variant can be associated with a particular disease susceptibility or drug response. In gene expression studies, the goal is to determine whether a particular gene is expressed in a relevant biological tissue.

     As researchers learn more about DNA and genes, they are also developing a better understanding of the role of proteins in human disease through efforts in the filed of proteomics, the study of proteins expressed, or encoded, by genes. Proteins are the products of genes and, after gene expression and modification, are believed to be key drivers and mediators of cellular function and biological system activity. The understanding and treatment of disease today involves the study of genes and frequently involves the measurement of a drug' binding to specific proteins in the body.

     SimplaGene USA believes that gene and protein research will increase as companies in the pharmaceutical and biotechnology industries seek to accelerate their drug and development efforts. This research effort has spawned a new industry in recent years known as bioinformatics, which combines the fields of molecular biology, information technology, and Internet communications. Bioinformatics enables researchers using automated laboratory research techniques to efficiently organize, share, analyze, and interpret genomic, proteomic, and other biomolecular data. Pharmaceutical, research and biotechnology institutions are employing bioinformatics to research and develop new diagnostic and treatment methods for the wide range of human diseases and disorders. An article published July 2000 in Scientific American reports that bioinformatics was a $300 million industry at that time and is estimated to increase to a $2 billion industry within five years.

     In order to pursue this research, however, there must be a meaningful and accurate bank of data for the researcher to analyze. Our objective is to provide this information for pharmaceutical, research, and biotechnology institutions focusing on developing diagnostic and therapeutic products for HBV.

Our product

     Hepatitis   B  virus,   a  member   of   hepadnaviridae,   is  a   circular
double-stranded DNA virus, and is one of the major causative agents of chronic liver diseases, especially in Asia and Africa. In Europe and North America the incidence of known carriers is about 1 in 1,000 people. It is estimated that there are 280 million carriers worldwide representing more than five percent of the global population. HBV is transmitted by the exchange of body fluids. It is possible to be infected with HBV and experience no illness or symptoms. People with a chronic hepatitis infection are at risk of liver damage, and 20-30 percent of those infected will develop cirrhosis of the liver. HBV virus is classified into four major subtypes based on the molecular evolutionary analysis of the genomic DNA. Within these major subtypes there are estimated to be 51 variations of the genes within the DNA sequences. Having data on the multitude of variations facilitates the development of broadly applicable diagnostic and treatment products.

     In microbiology the process of researching an organism requires the collection of a sample and analysis of that sample to discover its structure and processes. However, as the first sample may have anomalous features, it is necessary to collect and analyze a number of samples to discover and describe most or all the variations. Obtaining comprehensive information on the variations of an organism is necessary for the development of diagnostic and treatment regimens that have broad application to persons affected by the organism, regardless of the variation.

     Over a period of seven years Ningbo SimplaGene Institute purchased from hospitals and other health facilities over 200,000 HBV infected blood samples containing the four primary HBV subtypes; "gdr," "gyw," "gdw-1," and "gdw-2." From these samples it has extracted genomic information on HBV subtype "gdr" and its variations by separating the HBV DNA from approximately 20,000 samples in the laboratory and mapping the genetic sequence. The HBV genomic information offered by Ningbo SimplaGene Institute was derived solely from its analysis of these samples, which have been retained and stored by Ningbo SimplaGene
Institute and are not available to other researchers. The collection and analysis of a large number of samples has enabled Ningbo SimplaGene Institute to compile what it believes to be a comprehensive database on HBV subtype "gdr," including 12 variations of the subtype. It intends to add additional data on the remaining three HBV subtypes over the next three years by continuing the laboratory analysis of its samples. This information is stored on compact discs now available from Ningbo SimplaGene that pharmaceutical, research, and biotechnology institutions can access for their research projects. The data is stored on the compact disc in a format that can be accessed by research software programs, such as Genie, Genscan, Repeatmasker, Sim4-lap, and Blast, which Ningbo SimplaGene Institute believes are commonly used in the bioinformatics industry for analyzing and using the type of data it offers.

     The data offered by Ningbo SimplaGene Institute represents a significant investment of time and money to collect and analyze blood samples. It does not intend to seek patent protection for this data. It does intend to rely on trade secret protection for the data, which it believes to be confidential and proprietary. Through a licensing agreement that each purchaser of the data must sign, unauthorized reproduction and disclosure of the HBV data is prohibited.

     Ningbo SimplaGene Institute is pursuing the development of genomic information on other viruses, including hepatitis C virus, herpes simplex virus, and cytomegalovirus. This development effort may lead to additional data products that might be offered by Ningbo SimplaGene Institute, but we cannot predict whether Ningbo SimplaGene Institute will be successful in this effort, and we have no arrangement or understanding with respect to distributing future products.

Product marketing

     Initially, we intend to offer a license to use the product to users at $50,000, which includes the data compact disc and updates or supplements issued within one year. The license may be renewed for additional one-year terms at $10,000 per year. Product pricing may change as we gain sales experience in the future.

     We intend to use the World Wide Web to market the HBV genetic information to pharmaceutical, research, and biotechnology institutions in the United States, Canada, and Mexico. We have established a website for SimplaGene USA and its product at www.simplageneusa.com. We expect the website will be the main focus of our marketing operation. Potential customers will be directed to our website through targeted direct mail and e-mail campaigns. We intend to start with mailings of product materials we develop to medical research facilities and pharmaceutical companies that we are able to obtain contact information for over the Internet. Management believes it can obtain contact information for direct sales efforts from lists maintained by industry organizations, such as the American Liver Foundation, The Society of Infectious Diseases, and The International Society for Interferon and Cytokine Research. Our Website provides a full description of DNA information available for the virus, the genetic alteration of viral subtypes, and the infectious mechanism of the virus.

     Our success, and the viability of the Internet as an information medium and commercial marketplace, will depend in large part upon the stability and maintenance of the infrastructure for providing Internet access and carrying Internet traffic, including the proper maintenance of root zone servers and domain name zone servers. Failure to develop a reliable network system or timely development and acceptance of complementary products, such as high-speed access systems, could materially harm our marketing effort. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or due to increased government regulation. All of these facets of Internet commerce are beyond our control.

     We are presently in discussions with an unrelated marketing company, Machimpex Nigbo Limited, regarding a proposed marketing agreement under which Machimpex Nigbo Limited would both market our product and provide consulting services on marketing programs. We have not reached an agreement with Machimpex Nigbo Limited, so we do not know whether Machimpex Nigbo Limited will in fact market our product.

     The market for HBV genomic information for use in the development of therapeutic and diagnostic products is unproven. We expect to sell our products to customers that are seeking to develop new therapeutic and the diagnostic products based on information derived from the study of the genetic material of viruses. We have not conducted any market studies or other investigations to determine whether there is a meaningful market for the product.

     Our potential customers include universities, and pharmaceutical, research, and biotechnology companies. The capital spending policies of these organizations will have a significant effect on the demand for our products. Policies of private sector institutions are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of research tools and equipment, and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending or change in spending policies of these organizations could adversely affect our marketing efforts. Research institutions that depend on government funding depend on both the level and timing of funding from government sources, which may fluctuate from year to year due to changing policies in resource allocation or may be cut due to budgetary constraints.

Ningbo SimplaGene Institute

     Ningbo SimplaGene Institute is located in Ningbo, Zhejiang Province, China. The sole owner is Dr. Xinbo Wang. Dr. Wang and Ningbo SimplaGene Institute have advised us that:

     o Ningbo SimplaGene Institute has approximately 23 employees and gross annual revenues of approximately $100,000 USD, and

     o Ningbo SimplaGene Institute has accumulated hundreds of thousands of blood samples in China that it stores and analyses to gather genomic information, of which 200,000 have been gathered from persons infected with HBV.

Competition

     Numerous university, research, pharmaceutical, and biotechnology institutions collect and analyze biologic material from a wide range of organisms for genomic information. The largest repository for this information is the GenBank established at the National Institutes of Health as a free access database and public resource for human genetic information, as well as for genetic information on tens of thousands of other organisms, including viruses. Ningbo SimplaGene Institute believes the data it proposes to market on HBV is much more comprehensive with respect to variations of subtype than the information available through the GenBank because of the substantial number of samples collected and analyzed by Ningbo SimplaGene Institute over a period of seven years. Ningbo SimplaGene Institute is unaware of any other repository of HBV samples that is significant in relation to the number of samples it has collected. It believes the time and cost of collecting and analyzing such a large group of samples is a meaningful deterrent to someone else doing so. We believe the breadth of information offered by Ningbo SimplaGene Institute on HBV in the data product compared to information currently available from other sources will enable us to generate a meaningful market for the product.

Employees

     We presently have four part-time unpaid officers. We estimate that Dr. Xinbo Wang will contribute on average 10 hours per week, Craig Laughlin will contribute on average 15 hours per week, Jingwei Wang will contribute on average five hours per week, and Jing Deng will contribute on average five hours per week to the business of SimplaGene USA. In addition, we intend to employ consultants, and independent contractors to assist in the development of our web site and marketing materials. Risk factors you should consider

     SimplaGene USA is a development stage company with no operating history, which makes it difficult to evaluate our future performance. We were formed in August 2002, and since that time our business activities have been limited to organization and start-up activities. We are in the development stage and have no history of operations on which you can predict our ability to implement out business or future performance. There is no assurance that we can successfully implement our proposed business.

     Our lack of capital raises substantial doubt about our ability to continue in business. We have not generated any revenue from operations and do not expect to be able to do so until we implement our business. In April 2003 we completed our public offering of 1,000,000 common shares resulting in gross proceeds of $100,000 and net proceeds of $77,916. There is no assurance that the proceeds of ths offering will be sufficient to implement our business and achieve cash flow that can support our future operations. Consequently, we may need additional capital in the future and we have not identified any other sources of financing for our business and we cannot predict whether any other sources of financing might be available. These factors raise substantial doubt about our ability to continue as a going concern.

     We have not conducted any market studies, so we cannot predict whether there will be a meaningful market for our data product. Our proposed business is to distribute genetic information on the hepatitis B virus, including specific types and variations of that virus. This data is likely to be of value only to those conducting research on the disease or to develop drugs and treatments for the disease. We have not conducted any market studies to determine how many institutions or firms are engaged in these research activities, so it is management's belief alone that there is a meaningful market for this data that serves as the basis for us embarking on this venture. If our belief is unfounded, then we will not generate any meaningful revenue from our proposed business.

     In the event a significant amount of the data we offer becomes part of the public domain, we may lose the market for our product. The HBV data we intend to distribute was developed by Ningbo SimplaGene Institute by collecting and analyzing a large number of blood serum samples from HBV patients that are not in the public domain. Ningbo SimplaGene Institute does not intend to pursue patent protection for its data based on a determination that such protection is not obtainable. Ningbo SimplaGene Institute must rely on non-disclosure agreements with its customers to prevent reproduction and distribution of the data it will sell through us. Furthermore, others could pursue a research project to collect and analyze a large number of HBV samples to produce and make available through public information centers the same type of data we offer. In the event the DNA data we offer is pirated or developed independently by others and becomes part of the databases available to the public without charge, we would likely lose our market for the data product, which would effectively terminate our business.

     Advances in the treatment of hepatitis B virus could diminish or eliminate the market for the data. The target market for the data product we intend to offer includes pharmaceutical companies and institutions engaged in the search for drug therapies for the disease. To the extent one or more of them are successful in doing so, it is unlikely there would be further demand for the hepatitis B virus data we offer and our business could effectively terminate.

     Our management has no experience in marketing the data product, which may adversely affect the development of our business. Our management has no experience in marketing data products to pharmaceutical companies and research institutions. This lack of experience could result in us using our limited resources on marketing approaches that prove to be ineffective and retard the development of our business.

     Our management will not devote full time service to our business, which may adversely affect the establishment of our business. Our officers and directors are currently employed or engaged in other positions or activities. If and when we obtain capital to implement our business, they will devote only that amount of time to our business affairs that they deem necessary to begin marketing our product, which we estimate will be an average of 35 hours per week in the aggregate for all officers, and then only devote such additional time that they determine may be appropriate based on how the business develops. The lack of full time service from our management may impair our ability to succeed in starting the business and, if we have success, retard development of the business.

     Our management may have certain conflicts of interest that could result in them not acting in the best interest of SimplaGene USA. Certain conflicts of interest may exist between SimplaGene USA and Dr. Xinbo Wang, Jingwei Wang, and Jing Deng. These individuals are officers, directors, and stockholders of SimplaGene USA, and are also officers or owners of Ningbo SimplaGene Institute, the manufacturer of the data product we intend to sell. Conflicts that might arise include, but are not limited to, the following:

     o Under our distribution arrangement Ningbo SimplaGene Institute has the right to approve the terms of any sale on credit, so a prospective sale on credit that would benefit SimplaGene USA may be disapproved by Ningbo SimplaGene Institute if it finds the credit terms unacceptable.

     o Our distribution agreement provides that Ningbo SimplaGene Institute may terminate our distribution rights on 30 days advance notice if we commit a material breach of the agreement and fail to act to remedy the breach. A conflict could arise where Ningbo SimplaGene Institute concludes a breach has occurred, but we believe we have complied with the terms of the agreement.

     o Ningbo SimplaGene Institute may grant distribution rights to others for territories outside our territory, which is the United States, Canada, and Mexico, without any requirement to first offer such rights to us, which could limit our ability to expand our business.

Failure by management to conduct our business in our best interest and that of our stockholders may adversely affect the development of our business and subject management to claims of breach of fiduciary duty.

     We have sufficient capital to operate for only a limited time. We have enough money to launch our marketing program and to operate for about 12 months. If we do not begin generating cash flow within that time, we may have to seek other sources of financing. We have not identified any other sources of financing. If additional sources of financing are not available, we may be forced to terminate operations.

     Disruptions in the operation of our technology could adversely affect our operations. We will depend on our computer systems and the Internet to effectively operate our business and market the data product. We do not own our own computer equipment, and depend on the availability of equipment provided by Craig Laughlin, an officer and director. Significant disruption in the operation or availability of these systems would adversely affect our business and results of operations.

     Concentration of ownership will adversely affect your ability to have any impact on the policies and management of SimplaGene USA. Our current management owns more than a majority of our outstanding common stock. As a result of such ownership, these persons effectively have the ability to control SimplaGene USA, direct its business and affairs, and delay or prevent a change in control.

                         ITEM 2. DESCRIPTION OF PROPERTY

     We have no corporate office space under lease at this time. We use office space at 11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305, provided by Craig Laughlin, a vice president, director, and principal stockholder, without charge, so that we can preserve our capital for implementing our business. The costs associated with the use of the telephone and mailing address are deemed insignificant, as our officer uses the telephone and mailing address d almost entirely by for other business purposes. Mr. Laughlin is under no legal obligation to provide rent-free office space.

                            ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such proceedings by or against SimplaGene USA have been threatened.

                ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a shareholder vote during the quarter ended August 31, 2003.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At the end of October 2003, quotations for the common stock of SimplaGene USA were included in the NASD's Bulletin Board system under the symbol "SMPG". At December 2, 2003, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board were $0.51 high bid, and $0.75 low asked. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

     All shares of common stock outstanding may be sold without restriction, except 1,899,300 shares, which are restricted securities within the meaning of Rule 144 and cannot be sold without registration under the Securities Act of 1933 or in a transaction exempt from registration.

     Since its inception, no dividends have been paid on SimplaGene USA's common stock. We intend to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. At December 2, 2003, there were approximately 193 holders of record of our common stock.

     In October 2002, SimplaGene USA filed a registration statement on Form SB-2 under the Securities Act of 1933 to register for public sale 1,000,000 shares of common stock, par value $0.001, at an offering price of $0.10 per share or a total offering of $100,000. No shares were registered for selling stockholders. The offering was self-underwritten and no underwriter participated in the offering. The offering was declared effective on January 9, 2003, commenced immediately following the effective date, and terminated on April 16, 2003 with the sale of all offered shares resulting in gross proceeds of $100,000. Expenses of the offering were $22,084 for legal and accounting fees, escrow agent fee, and other incidental expenses. No payments of offering expenses were made, directly or indirectly, to any officer, director, affiliate, or person holding ten percent or more of SimplaGene USA common stock.

     The net proceeds of the offering to SimplaGene USA are $77,916. From completion of the offering on April 16, 2003, through August 31, 2003, we used $4,393 for legal and accounting fees associated with the preparation and filing of reports with the Securities and Exchange Commission and $607 on miscellaneous office expenses. We hold the remaining net proceeds of the offering in a non-interest bearing bank account. The application of the net proceeds of the offering through August 31, 2003, does not represent a material change in the use of proceeds described in the prospectus of SimplaGene USA.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     SimplaGene USA was formed to market hepatitis B virus (HBV) genetic data gathered by Ningbo SimplaGene Institute, a Chinese research institute, to pharmaceutical firms and research organizations. We intend to market this information on compact disc for use in scientific research and drug studies. Anticipated uses of this information include, analyzing mechanisms of viral infection, developing new pharmaceuticals, conducting standardized testing, and conducting other research. We do not intend to engage in any research activity and do not believe our business is subject to any meaningful government regulation.

     Dr. Xinbo Wang, Jingwei Wang, and Jing Deng, who are officers, directors, and stockholders of SimplaGene USA, are the President, Chief Executive Officer, and Vice President, respectively, of Ningbo SimplaGene Institute. Further, Dr. Xinbo Wang is the sole owner of Ningbo SimplaGene Institute.

     We are a development stage business and have yet to commence sales operations or generate any revenue. Our plan is to use the net proceeds of our initial public offering to create an e-commerce web site on the Internet for the product, develop sales materials, and establish marketing programs to promote sales of our product to potential customers. We closed our initial public offering on April 16, 2003 and received gross proceeds of $100,000.

Results of operations and liquidity and capital resources

     We are in the development stage and have not generated revenues from operations. For the period from our incorporation on August 2, 2002 through August 31, 2003, our activities related primarily to our incorporation, the preparation and filing of a Registration Statement under the Securities Act of 1933 on Form SB-2, and preliminary work on developing a marketing program for our products. Accordingly, our cumulative financial results, from inception to August 31, 2003, are not meaningful as an indication of future operations.

     Upon inception, we received $19,500 in net proceeds from our founders and initial investors. On April 16, 2003, we completed a self-underwritten public offering of securities under the Securities Act of 1933 pursuant to Registration Statement a Form SB-2. We sold 1,000,000 shares of common stock at a public offering price of $0.10 per share. As this was a self-underwritten offering, we paid no commissions to raise these funds.

     At August 31, 2003, we had $88,318 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We may need to raise additional funds in the future. We cannot be certain that any additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations, develop or enhance services, or respond to competitive pressures.

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

     We have not engaged in any material operations or generated any revenues. Since the completion of our public offering of common stock, we have worked on developing our Internet web site. During the period ending May 31, 2004 we intend to produce advertising and promotional materials and make initial contact with prospective users of the HBV data we intend to distribute. Following the end of fiscal year 2003 we began discussions with Machimpex Nigbo Limited regarding an arrangement in which Machimpex Nigbo Limited would market our product and provide other marketing consulting services.

     We do not plan to purchase any computer equipment with our funds, as Craig Laughlin, a Company Vice President, has indicated his willingness to allow us to use equipment he owns personally until we generate revenue from the sale of product and have sufficient capital to purchase our own. Our proposed business venture has no other significant capital requirements for equipment to fulfill our business plan. Our objective is to commence marketing efforts by the end of February 2004, so that we can generate revenue to sustain our operations. The following chart illustrates our intended development of the business during the next 12 months and the estimated cost.

Period                   Activity                       Estimated Cost


October 2003             Website established at         Approximately $2,000
                         www.simplageneusa.com.

December 2003-February   Develop marketing brochure     $14,000
2004
                         Establish consulting and       $27,000
                         marketing relationship with
                         Machimpex Nigbo Limited or
                         some other independent firm.

March 2004-June 2004     Initial sales effort to        $10,000
                         potential customers.

                         Evaluate response to respect   Website revision, $1,000
                         marketing with to both product
                         and pricing. Make adjustments Brochure revision and to marketing approach. Revise printing, $6,000 website and marketing materials as needed.

     Following the closing of our initial public offering, we engaged an independent design firm to build an English website for us at a cost of approximately $2,000. The website is now operational and the address is www.simplageneusa.com. We intend to pursue development of our marketing brochure during the period ending February 29, 2004 and begin contacting potential beginning in March 2004.

     We cannot predict when the first product sale may occur because we will not determine how customers will receive our product offering until we actually begin our marketing effort. From the initial rollout we hope to obtain information on the market for the product and adjust the marketing approach based on our evaluation of the response, with a view to generating revenue from sale of the product by August 31, 2004.

     We are considering engaging Machimpex Nigbo Limited as an independent marketing consultant to both sell our product directly to potential customers and assist us with the development of an in-house marketing program.

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

     We expect our executive officers will initially render services on a part-time basis as required for the development of our business, and make initial contacts with prospective users of the data product. Our executive officers will provide such services without compensation in consideration of the benefits they expect to derive as stockholders from commencement of business operations, and because SimplaGene USA will not have the capital to pay compensation unless it generates revenue from operations or obtains additional financing. At such time as we have sufficient capital, we expect we will enter into formal arrangements to compensate our executive officers for their services on terms yet to be decided. Furthermore, if we are successful in establishing meaningful operations, we expect our executive officers will commit more time to the business and we will evaluate hiring employees to support the development of our business. Regardless of whether we are successful, we are required to file certain periodic reports with the Securities and Exchange Commission, and will retain the services of outside professionals, such as attorneys and accountants, to assist us with meeting this obligation. We estimate the cost of these outside services will be at least $10,000 over the next 12 months.

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

     Under our distribution agreement with Ningbo SimplaGene Institute, we hold the exclusive right to distribute the data product in the United States, Canada, and Mexico. Ningbo SimplaGene Institute has not entered into a distribution agreement with anyone else within or outside our territory, so prospective users cannot obtain the product from any other source. We purchase the product at a 30% discount to the actual sale price of the product license and renewals we receive from a customer. We expect to offer the data product to prospective users at $50,000, which includes the current version of the hepatitis B virus data files and any updates within one year of initial purchase without additional charge. After the first year, users must pay an annual fee of $10,000 to continue to use the product and receive additional updates. Ningbo SimplaGene Institute is not aware of any other company selling viral genomic information, so it has no basis for setting the price point for its data product on the basis of similar products in the market. Consequently, the pricing was determined arbitrarily, so it is possible that Ningbo SimplaGene Institute will adjust the pricing based on the response to our marketing effort. Ningbo SimplaGene Institute sets the product sale price and may adjust the selling price by giving us 60 days advance notice of the new pricing. We are authorized to offer a 10 percent discount to the selling price set by Ningbo SimplaGene Institute. The hepatitis B virus data is produced and delivered in the form of a compact disc with data files. It is the responsibility of Ningbo SimplaGene Institute to produce and deliver the product to us for redelivery to the end user against purchase orders we place. Under the terms of our distribution agreement with Ningbo SimplaGene Institute, it will maintain an inventory of product at our office and we will not have to pay for any product until it is sold. Therefore, we will not make any capital expenditures to acquire or maintain inventory. Dr. Xinbo Wang, Jingwei Wang, and Jing Deng, who are officers, directors, and stockholder of SimplaGene USA, are the President, Chief Executive Officer, and Vice President, respectively, of Ningbo SimplaGene Institute. Further, Dr. Xinbo Wang is the sole owner of Ningbo SimplaGene Institute.

     We have met our initial capital needs with the proceeds of our public offering. We believe the proceeds of the offering will be adequate to fund our capital requirements for the next twelve months. If within that period we are not successful in generating revenues that will sustain our operations, we will need to obtain additional debt or equity financing to remain in operation. We have not presently identified any sources of additional financing should that become necessary, so we cannot predict whether additional financing will be available on terms we find acceptable. If additional financing is needed and cannot be obtained, we would likely be forced to curtail or terminate our operations.

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

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. SimplaGene USA disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                          ITEM 7. FINANCIAL STATEMENTS

     The financial statements of SimplaGene USA appear at the end of this report beginning with the Index to Financial Statements on page F-1.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                        ITEM 8A. CONTROLS AND PROCEDURES

     As of September 30, 2003 SimplaGene USA carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that SimpaGene USA's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and officers

     Our business will be managed by our officers and directors. The following persons are the officers and directors of SimplaGene USA:

Name                 Age      Position                           Since

Xinbo Wang           35       President and Director             August 2002

Craig S. Laughlin    52       Vice President, Secretary and      August 2002
                              Director

Jingwei Wang         63       Vice President, and Director       August 2002

Jing Deng            35       Vice President, and Director       August 2002

     All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of our board.

Biographies

     The following are brief biographies of the officers and directors:

     Dr. Xinbo Wang, President and Director. Dr. Wang is the founder in April, 1996, of Ningbo SimplaGene Institute, and has served as president since that time being primarily responsible for strategy development, management, and marketing. Dr. Wang studied in the Department of Life Science and Technology at Tsinghua University from 1985-1989, and earned a PhD in Neuroscience, University of Illinois at Urbana-Champaign, in March of 1994. Dr. Wang is the son of Jingwei Wang.

     Craig S. Laughlin, Vice President, Secretary, and Director. Mr. Laughlin is the founder and President of SRC Funding, Inc., which has provided for the past five years corporate and business consulting services to early stage companies. From June 2001, to the present, he has served as chairman and secretary of Merlin Marketing International, Inc., a privately held Nevada corporation engaged in the business of distributing sound system components. He has served for the past five years and continues to serve as a director of Gold Standard Medical, Inc., a company that holds certain patent rights to a blood gas monitoring device, but has suspended further research and development of the technology pending reorganization of the company and obtaining additional capital. During a three-year period ending in August 2000, Mr. Laughlin served as a member of the board of directors of Century Controls International, Inc., a publicly held company engaged in the business of designing, manufacturing and marketing a line of proprietary control devices used in the management of large commercial and industrial steam boilers and of certain manufacturing processes. See the discussion below regarding Mr. Laughlin's involvement in blank check companies.

     Jingwei Wang, Vice President and Director. From April 1997 to the present, Jingwei Wang has served as chief executive officer of Ningbo SimplaGene Institute, where he is responsible for general management and administration.

     Jing Deng, Vice President and Director. From May 1996 to the present, Jing Deng has served as vice president in charge of research and development at Ningbo SimplaGene Institute. He earned an MS degree in biochemistry from Rutgers University in New Jersey in 1992.

Prior blank check involvement

     None of our officers and directors, other than Craig Laughlin, has had any involvement in blank check companies.

     Mr. Laughlin served from February 1999 to March 2001 as the sole officer and director of Future Technologies, Inc. At the time Mr. Laughlin became an officer and director of Future Technologies, it had been an inactive shell corporation for ten years and had no assets or liabilities. As the sole officer he

     o    uncovered and collected corporate records,

     o    brought Future Technologies current in its state corporate filings,

     o coordinated with the independent accountants to prepare audited financial statements,

     o worked with outside counsel to prepare and file a registration statement on Form 10-SB under the Securities Exchange Act of 1934,

     o located a broker-dealer to make a market in the common stock of Future Technologies, and

     o evaluated prospective business ventures for participation by Future Technologies.

     In February, 2001, Future Technologies issued 12,873,944 shares of restricted common stock to the shareholders of SE Global Equities, Inc., a Cayman Islands corporation and majority owned subsidiary of Capital Alliance Group, Inc., of Vancouver, Canada, in exchange for all of the capital shares of SE Global Equities held by its shareholders. SE Global Equities operates an Internet financial center for exploring worldwide investments through an established global alliance network of brokers and information providers. Mr. Laughlin had no relationship with SE Global Equities or Capital Alliance Group prior to the exchange transaction and has had no relationship with these companies since the transaction. In connection with the acquisition, Mr. Laughlin resigned his positions as an officer and director, which became effective in March 2001. Prior to the exchange transaction, Mr. Laughlin was the beneficial owner of 1,115,904 shares of Future Technologies common stock. He sold in private transactions 739,183 shares to unrelated third parties for $251,683, so that after the exchange transaction he held 375,904 shares of

Future Technologies common stock. He received no compensation from Future Technologies for his service as an officer and director or in connection with the share exchange to acquire SE Global Equities.

     Mr. Laughlin served from December 1999 to August 2002 as the sole officer and director of Shallbetter Industries, Inc. At the time Mr. Laughlin became an officer and director of Shallbetter Industries, it had been an inactive shell corporation for 17 years and had no assets or liabilities. As the sole officer he performed the same services for Shallbetter Industries that he performed for Future Technologies. In June 2002, Mr. Laughlin decided to devote his time to his other business activities and terminate his relationship with Shallbetter Industries as an officer, director, and principal stockholder. In June 2002 he sold 937,500 shares of common stock of Shallbetter Industries to an unrelated third party in a privately negotiated transaction for $223,000 and resigned his positions as an officer and director, which became effective in August 2002. After this transaction, he continued to hold 62,500 shares of Shallbetter common stock. Mr. Laughlin received no compensation from Shallbetter for his service as an officer and director.

Compliance with Section 16(a) of the Exchange Act

     SimplaGene USA does not have a class of securities registered under Sections 12(b) ro 12(g) of the Exchange Act and files this and other reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Exchange Act. Therefore, Section 16(a) is not applicable to SimplaGene USA or its control persons.

Code of Ethics

     SimplaGene USA has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, and principal accounting officer or controller, a copy of which is filed with the Securities and Exchange Commission as an exhibit to this report.

                         ITEM 10. EXECUTIVE COMPENSATION

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

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The following table sets forth as of December 1, 2003, the number and percentage of the outstanding shares of common stock which, according to the information supplied to SimplaGene USA, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address                              Number of     Percent of
                                                Shares        Class
                                             -------------  -----------

Dr. Xinbo Wang                                 974,000         33.0
Central Garden D-22-D
Ningbo, Zhejiang Province, 315010
People's Republic of China

Craig Laughlin                                 487,000         16.5
11900 Wayzata Way, Suite 100
Hopkins, MN 55305

Jingwei Wang                                   146,100          5.0
50 Lantian Road, No. 35, Room 401
Ningbo, Zhejiang Province, 315010
People's Republic of China

Jing Deng                                      292,200          9.9
No. 7 Dong Jiao Min Xiang, Bldg. 2, Rm. 904
Beijing, 100005
People's Republic of China

All Executive officers and                   1,899,300         64.4
  Directors as a Group (4 persons)

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Dr. Xinbo Wang, Jingwei Wang, and Jing Deng, who are officers, directors, and stockholder of SimplaGene USA, are the president, chief executive officer, and vice president, respectively, of Ningbo SimplaGene Institute. Further, Dr. Xinbo Wang is the sole owner of Ningbo SimplaGene Institute. Under our distribution agreement with Ningbo SimplaGene Institute, we hold the exclusive right to distribute the HBV data product in the United States, Canada, and Mexico. Under the distribution agreement, we purchase the product at a 30% discount to the actual sale price of the product license and renewals we receive from a customer. Ningbo SimplaGene Institute may adjust the selling price by giving us 60 days advance notice of the new pricing. The hepatitis B virus data is produced and delivered in the form of a compact disc with data files. It is the responsibility of Ningbo SimplaGene Institute to produce and deliver the product to us for redelivery to the end user against purchase orders we place. Under the terms of our distribution agreement with Ningbo SimplaGene Institute, it will maintain an inventory of product at our office and we will not have to pay for any product until it is sold.

     We have no corporate office space under lease at this time. We use approximately 250 square feet of office space and telephone service at 11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305, provided by Craig Laughlin, a vice president, director, and principal stockholder, without charge, so that we can preserve our capital for implementing our business. Mr. Laughlin has also agreed to provide without charge the use of a computer that is capable of operating the functions of our website established for the business. The costs associated with the use of the office space, telephone and computer are deemed insignificant, as our officer uses these items for other business purposes. Mr. Laughlin is under no legal obligation to provide rent-free office space and equipment.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

      The following documents are included as exhibits to this report.

   Exhibit    Title of Document
     No.

     3.1      Articles of Incorporation

     3.2      By-Laws

    10.1      Master  Distribution  Agreement dated September 10,
              2002, with Ningbo SimplaGene Institute

    10.2      Proposed Form of Product License Agreement

    14.1      Code of Ethics

    31.1      Certification   of  the  Chief  Executive   Officer
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2      Certification   of  the  Chief  Financial   Officer
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1      Certifications  of the Chief Executive  Officer and
              Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Form 8-K Filings

     No reports on Form 8-K were filed during the fiscal quarter ended August 31, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SIMPLAGENE USA, INC.


Date:  December 12, 2003                By /s/ Craig S. Laughlin, Vice President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Xinbo Wang, Chief Executive Officer    Date: December 12, 2003
 and Director



/s/ Craig Laughlin, Principal Financial    Date: December 12, 2003
and Accounting Officer Director



/s/Jingwei Wang, Director                  Date: December 12, 2003



/s/ Jing Deng, Director                    Date: December 12, 2003

                             SIMPLAGENE USA, INC.

                                   CONTENTS


                                                                            Page

Report of Independent Certified Public Accountants                           F-2

Financial Statements

  Balance Sheets
   as of August 31, 2003 and 2002                                            F-2

  Statements of Operations
   for the year ended August 31, 2003 and
   for the period from August 2, 2002 (date of
     incorporation) through August 31, 2002                                  F-3

  Statement of Changes in Shareholders' Equity
   for the period from August 2, 2002 (date of
     incorporation) through August 31, 2003                                  F-5

  Statements of Cash Flows
   for the year ended August 31, 2003 and
   for the period from August 2, 2002 (date of
     incorporation) through August 31, 2002                                  F-6

  Notes to Financial Statements                                              F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
SimplaGene USA, Inc.

We have audited the accompanying balance sheets of SimplaGene USA, Inc. (a Nevada corporation and a development stage company) as of August 31, 2003 and 2002 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the year ended August 31, 2003, for the period from August 2, 2002 (date of incorporation) through August 31, 2002 and for the period from August 2, 2002 (date of incorporation) through August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SimplaGene USA, Inc. as of August 31, 2003 and 2002 and the results of its operations and cash flows for the year ended August 31, 2003, the period from August 2, 2002 (date of incorporation) through August 31, 2002 and the period from August 2, 2002 (date of incorporation) through August 31, 2003, , in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company is in the organization and start-up phase. The Company is primarily dependent upon its initial capitalization and the anticipated proceeds of an initial public offering of the Company's equity securities to provide working capital. This situation raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                               S. W. HATFIELD, CPA
Dallas, Texas
November 25, 2003

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)
                                BALANCE SHEETS
                           August 31, 2003 and 2002


                                                         August 31,  August 31,
                                                           2003         2002
                                                         -----------------------
                                    ASSETS
Current assets
  Cash on hand and in bank                                $88,318     $19,500
                                                           ------      ------

     Total current assets                                  88,318      19,500
                                                           ------      ------

Total Assets                                              $88,318     $19,500
                                                           ======      ======



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable - trade                                $     -     $     -
  Loan from shareholder                                       600           -
                                                           ------      ------

   Total current liabilities                                  600           -
                                                           ------      ------


Commitments and contingencies


Stockholders' equity
  Preferred stock - $0.001 par value
   10,000,000 shares authorized.
   None issued and outstanding.                                 -           -
  Common stock - $0.001 par value.
   50,000,000 shares authorized.
   2,950,000 and 1,950,000 shares
     issued and outstanding, respectively                   2,950       1,950
  Additional paid-in capital                               94,466      17,550
  Deficit accumulated during the development stage         (9,698)          -
                                                           ------      ------

   Total stockholders' equity                              87,718      19,500
                                                           ------      ------

Total Liabilities and Stockholders' Equity                $88,318     $19,500
                                                           ======      ======

   The accompanying notes are an integral part of these financial statements.

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)
           STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                        Year ended August 31, 2003 and
Period from August 2, 2002 (date of incorporation) through August 31, 2002 and
  Period from August 2, 2002 (date of incorporation) through August 31, 2003


                                                     Period from    Period from
                                                   August 2, 2002 August 2, 2002
                                                      (date of       (date of
                                                   incorporation) incorporation)
                                       Year ended      through        through
                                       August 31,     August 31,      August 31,
                                         2003            2002            2003
                                       ---------      ---------       ---------

Revenues                               $       -      $       -       $       -
Cost of Sales                                  -              -               -
                                       ---------      ---------       ---------

Gross Profit                                   -              -               -
                                       ---------      ---------       ---------

Operating expenses
  Organizational and start-up costs        4,679              -           4,679
  General and administrative expenses      5,019              -           5,019
  Depreciation and amortization                -              -               -
                                       ---------      ---------       ---------

   Total operating expenses                9,698              -           9,698
                                       ---------      ---------       ---------

Loss from operations and
  before provision for income taxes       (9,698)             -          (9,698)

Provision for income taxes                     -              -               -
                                       ---------      ---------       ---------

Net Income (Loss)                         (9,698)             -          (9,698)

Other comprehensive income                     -              -               -
                                       ---------      ---------       ---------

Comprehensive Income (Loss)            $  (9,698)     $       -       $  (9,698)
                                       =========      =========       =========

Loss per weighted-average share
  of common stock outstanding,
  computed on net loss
  - basic and fully diluted               nil            nil             nil
                                       =========      =========       =========

Weighted-average number
  of common shares outstanding         2,328,082      1,950,000       2,305,205
                                       =========      =========       =========


   The accompanying notes are an integral part of these financial statements.

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
   Period from August 2, 2002 (date of incorporation) through August 31, 2003

                                                               Deficit
                                                             accumulated
                                                 Additional  during the
                                  Common Stock    paid-in    development
                                 Shares   Amount  capital       stage       Total
                               ---------  ------  ---------  -----------  --------
Common stock
  issued at initial
  capitalization               1,950,000  $1,950   $17,550   $        -   $ 19,500

Net income
  for the period                       -       -         -            -          -
                               ---------  ------  ---------  -----------  --------

Balances at
  August 31, 2002              1,950,000   1,950    17,550            -     19,500

Sale of common stock           1,000,000   1,000    99,000            -    100,000
Less costs of raising capital          -       -   (22,084)           -    (22,084)

Net loss for the period                -       -         -       (9,698)    (9,698)
                               ---------  ------  ---------  -----------  --------

Balances at
  August 31, 2003              2,950,000  $2,950   $94,466   $   (9,698)  $ 87,718
                               =========  ======  =========  ===========  ========




   The accompanying notes are an integral part of these financial statements.

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)
                           STATEMENTS OF CASH FLOWS
                        Year ended August 31, 2003 and
Period from August 2, 2002 (date of incorporation) through August 31, 2002 and
  Period from August 2, 2002 (date of incorporation) through August 31, 2003

                                                          Period from     Period from
                                                         August 2, 2002  August 2, 2002
                                                           (date of        (date of
                                                         incorporation)  incorporation)
                                            Year ended      through         through
                                            August 31,     August 31,      August 31,
                                              2003            2002            2003
                                            ---------      ---------       ---------
Cash flows from operating activities
  Net income (loss) for the period          $  (9,698)     $       -       $  (9,698)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
     Depreciation and amortization                  -              -               -
                                            ---------      ---------       ---------

Net cash used in operating activities          (9,698)             -          (9,698)
                                            ---------      ---------       ---------


Cash flows from investing activities                -              -               -
                                            ---------      ---------       ---------


Cash flows from financing activities
  Cash advanced by shareholder                    600              -             600
  Proceeds from sale of common stock          100,000         19,500         119,500
  Cash paid to raise capital                  (22,084)             -         (22,084)
                                            ---------      ---------       ---------

Net cash provided by financing activities      78,516         19,500          98,016
                                            ---------      ---------       ---------

Increase in Cash                               68,818         19,500          88,318

Cash at beginning of period                    19,500              -               -
                                            ---------      ---------       ---------

Cash at end of period                       $  88,318      $  19,500       $  88,318
                                            =========      =========       =========

Supplemental disclosure of
  interest and income taxes paid
  Interest paid for the period              $       -      $       -       $       -
                                            =========      =========       =========
  Income taxes paid for the period          $       -      $       -       $       -
                                            =========      =========       =========


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


NOTE C - Going Concern Uncertainty

As of August 31, 2003 and subsequent thereto, the Company has completed an initial public offering of common stock, continues to be in the process of implementing its initial business plan and has not commenced operations, the Company is considered in the development stage.

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

3.   Deferred public offering costs

     During the process  of"going public" through an initial public offering (an
     IPO), the Company deferred certain costs related to the registration process. Deferred public offering costs represent accounting, legal and underwriting costs incurred by the Company pertaining to this process. These costs were charged against additional paid-in capital (deducted from stock proceeds) upon completion of the public offering.

4.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At August 31, 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of August 31, 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE D - Summary of Significant Accounting Policies - Continued

5.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of August 31, 2003 and 2002, respectively, the Company had no warrants and/or options outstanding.

NOTE E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F - Income Taxes

The components of income tax (benefit) expense for the year ended August 31, 2003, the period from August 2, 2002 (date of incorporation) and for the period from August 8, 2002 (date of inception) through August 31, 2003, respectively, are as follows:
                                                    Period from    Period from
                                                  August 2, 2002  August 2, 2002
                                                    (date of        (date of
                                                  incorporation)  incorporation)
                                     Year ended      through         through
                                     August 31,     August 31,      August 31,
                                       2003            2002            2003
                                     ---------      ---------       ---------

     Federal:
      Current                        $       -      $       -       $       -
      Deferred                               -              -               -
                                     ---------      ---------       ---------
                                             -              -               -
                                     ---------      ---------       ---------
     State:
      Current                                -              -               -
      Deferred                               -              -               -
                                     ---------      ---------       ---------
                                             -              -               -
                                     ---------      ---------       ---------

      Total                          $       -      $       -       $       -
                                     =========      =========       =========

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE F - Income Taxes - Continued

As of August 31, 2003, the Company has a net operating loss carryforward of approximately $5,600 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the year ended August 31, 2003, the period from August 2, 2002 (date of inception) through August 31, 2002 and the period from August 2, 2002 (date of incorporation) through August 31, 2003, respectively, differed from the statutory rate of 34% as follows:

                                                          Period from    Period from
                                                        August 2, 2002  August 2, 2002
                                                          (date of        (date of
                                                        incorporation)  incorporation)
                                           Year ended      through         through
                                           August 31,     August 31,      August 31,
                                             2003            2002            2003
                                           ---------      ---------       ---------
Statutory rate applied to
  income (loss) before income taxes        $  (3,300)     $       -       $  (3,300)
Increase (decrease) in income taxes
  resulting from:
   State income taxes                              -              -               -
   Difference between book method
     and statutory recognition differences
     on organization costs                       403              -             403
   Other, including reserve for deferred
     tax asset and application of net
     operating loss carryforward               2,897              -           2,897
                                           ---------      ---------       ---------

     Income tax expense                    $       -      $       -       $       -
                                           =========      =========       =========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of August 31, 2003 and 2002, respectively:

                                                      August 31,     August 31,
                                                        2003            2002
                                                      ----------     ----------
     Deferred tax assets
      Net operating loss carryforwards                $    2,500     $        -
      Less valuation allowance                            (2,500)             -
                                                      ----------     ----------

     Net Deferred Tax Asset                           $        -     $        -
                                                      ==========     ==========

During the year ended August 31, 2003, the valuation allowance increased by approximately $2,500.

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