Form 10QSB
period 2003-11-30
SIMPLAGENE USA INC
filed 2004-01-14
CIK 1192323

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  Form 10-QSB



(Mark one)
     X Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the quarterly period ended November 30, 2003

_________ Transition Report Under Section 13 or 15(d) of The Securities Exchange
          Act of 1934

         For the transition period from ______________ to _____________



                      Commission File Number: 333-100110

                             SimplaGene USA, Inc.
       (Exact name of small business issuer as specified in its charter)

           Nevada                                           01-0741042
   ----------------------                             ----------------------
  (State of incorporation)                           (IRS Employer ID Number)

               11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305
                   (Address of principal executive offices)

                                (952) 541-1155
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 7, 2004: 2,950,000

Transitional Small Business Disclosure Format (check one):  YES   NO X

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)

              Form 10-QSB for the Quarter ended November 30, 2003

                               Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1  Financial Statements                                                 3

  Item 2  Management's Discussion and Analysis or Plan of Operation           11

  Item 3  Controls and Procedures                                             14


Part II - Other Information

  Item 1  Legal Proceedings                                                   14

  Item 2  Changes in Securities                                               14

  Item 3  Defaults Upon Senior Securities                                     15

  Item 4  Submission of Matters to a Vote of Security Holders                 15

  Item 5  Other Information                                                   15

  Item 6  Exhibits and Reports on Form 8-K                                    15


Signatures                                                                    15

PART I
Item 1 - Financial Statements

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)
                                Balance Sheets
                          November 30, 2003 and 2002

                                  (Unaudited)

                                                      November 30,  November 30,
                                                          2003          2002
                                                      ------------  ------------
                                    ASSETS
Current Assets
  Cash in bank                                        $    85,685   $     6,518

Other Assets
  Deferred offering costs                                       -        10,103
                                                      ------------  ------------
Total Assets                                          $    85,685   $    16,621
                                                      ============  ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable - trade                            $       635   $         -
  Loans from officer/shareholder                              600             -
                                                      ------------  ------------

  Total Liabilities                                         1,235             -
                                                      ------------  ------------

Commitments and Contingencies

Shareholders' Equity
  Preferred stock - $0.001 par value
   10,000,000 shares authorized.
   None issued and outstanding.                                 -             -
  Common stock - $0.001 par value.
   50,000,000 shares authorized.
   2,950,000 and 1,950,000 shares
     issued and outstanding                                 2,950         1,950
  Additional paid-in capital                               94,466        17,550
  Deficit accumulated during the development stage        (12,966)       (2,879)
                                                      ------------  ------------

   Total Stockholders' Equity                              84,450        16,621
                                                      ------------  ------------

Total Liabilities and Stockholders' Equity            $    85,685   $    16,621
                                                      ============  ============



  The financial information presented herein has been prepared by management without audit by independent certified public accountants.
  The accompanying notes are an integral part of these financial statements.

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)
                Statements of Operations and Comprehensive Loss
               Three months ended November 30, 2003 and 2002 and
   Period from August 2, 2002 (date of inception) through November 30, 2003

                                  (Unaudited)

                                                                      Period from
                                       Three months  Three months   August 2, 2002
                                           ended        ended     (date of inception)
                                       November 30,  November 30,       through
                                          2003          2002       November 30, 2003
                                       ------------  ------------  -----------------
Revenues                               $         -   $         -   $              -
Cost of Sales                                    -             -                  -

Gross Profit                                     -             -                  -

Operating expenses
  Organizational and start-up costs              -         2,879              4,679
  General and administrative expenses        3,268             -              8,288
  Depreciation and amortization                  -             -                  -
                                       ------------  ------------  -----------------

   Total operating expenses                  3,268         2,879             12,967
                                       ------------  ------------  -----------------

Loss from operations and
  before provision for income taxes              -        (2,879)           (12,967)

Provision for income taxes                       -             -                  -
                                       ------------  ------------  -----------------

Net Income                                       -        (2,879)           (12,967)

Other comprehensive income                       -             -                  -
                                       ------------  ------------  -----------------

Comprehensive Loss                     $    (3,268)  $    (2,879)  $        (12,967)
                                       ============  ============  =================
Loss per weighted-average share
  of common stock outstanding,
  computed on net loss -
  basic and fully diluted                  nil            nil              nil
                                       ============  ============  =================

Weighted-average number
  of common shares outstanding           2,950,000     1,950,000          2,429,186
                                       ============  ============  =================



  The financial information presented herein has been prepared by management without audit by independent certified public accountants.
  The accompanying notes are an integral part of these financial statements.

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)
                           Statements of Cash Flows
               Three months ended November 30, 2003 and 2002 and
   Period from August 2, 2002 (date of inception) through November 30, 2003

                                  (Unaudited)

                                                                                Period from
                                                 Three months  Three months   August 2, 2002
                                                     ended        ended     (date of inception)
                                                 November 30,  November 30,       through
                                                    2003          2002       November 30, 2003
                                                 ------------  ------------  -----------------
Cash Flows from Operating Activities
  Net Loss                                       $    (3,268)  $    (2,879)  $        (12,966)
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Depreciation                                          -             -                  -
     Increase in Accounts payable-trade                  635             -                635
                                                 ------------  ------------  -----------------
  Net cash used in operating activities               (2,633)       (2,879)           (12,331)
                                                 ------------  ------------  -----------------

Cash Flows from Investing Activities                       -             -                  -
                                                 ------------  ------------  -----------------


Cash Flows from Financing Activities
  Cash advanced by officer/shareholder                     -             -                600
  Proceeds from sale of common stock                       -             -            119,500
  Cash paid to raise capital                               -       (10,103)           (22,084)
                                                 ------------  ------------  -----------------
  Net cash provided by financing activities                -       (10,103)            98,016
                                                 ------------  ------------  -----------------

Increase (Decrease) in
  Cash and Cash Equivalents                           (2,633)      (12,982)            85,685

Cash and cash equivalents at beginning of period      88,318        19,500                  -
                                                 ------------  ------------  -----------------

Cash and cash equivalents at end of period       $    85,685   $     6,518   $         85,685
                                                 ============  ============  =================

Supplemental Disclosures of
  Interest and Income Taxes Paid
  Interest paid during the period                $         -   $         -   $              -
                                                 ============  ============  =================
  Income taxes paid (refunded)                   $         -   $         -   $              -
                                                 ============  ============  =================

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending August 31, 2004.


  The financial information presented herein has been prepared by management without audit by independent certified public accountants.
  The accompanying notes are an integral part of these financial statements.

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)

                   Notes to Financial Statements - Continued


NOTE B - Preparation of Financial Statements - Continued

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.


NOTE C - Going Concern Uncertainty

As of November 30, 2003 and subsequent thereto, the Company has completed an initial public offering of common stock, continues to be in the process of implementing its initial business plan and has not commenced operations, the Company is considered in the development stage.

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

4.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At November 30, 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of November 30, 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

5.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of November 30, 2003 and 2002, respectively, the Company had no warrants and/or options outstanding.


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

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)

                   Notes to Financial Statements - Continued


NOTE F - Income Taxes

The components of income tax (benefit) expense for the year ended August 31, 2003, the period from August 2, 2002 (date of incorporation) and for the period from August 8, 2002 (date of inception) through August 31, 2003, respectively, are as follows:
                                                                 Period from
                                  Three months  Three months   August 2, 2002
                                      ended        ended     (date of inception)
                                  November 30,  November 30,       through
                                     2003          2002       November 30, 2003
                                  ------------  ------------  -----------------
     Federal:
      Current                     $         -   $         -   $              -
      Deferred                              -             -                  -
                                  ------------  ------------  -----------------
                                            -             -                  -
                                  ------------  ------------  -----------------
     State:
      Current                               -             -                  -
      Deferred                              -             -                  -
                                  ------------  ------------  -----------------
                                            -             -                  -
                                  ------------  ------------  -----------------

      Total                       $         -   $         -   $              -
                                  ============  ============  =================

As of November 30, 2003, the Company has a net operating loss carryforward of approximately $9,225 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.



               (Remainder of this page left blank intentionally)



  The financial information presented herein has been prepared by management without audit by independent certified public accountants.
  The accompanying notes are an integral part of these financial statements.

                             SIMPLAGENE USA, INC.
                       (a development stage enterprise)

                   Notes to Financial Statements - Continued

NOTE F - Income Taxes - Continued

The Company's income tax expense (benefit) for the three months ended November 30, 2003 and 2002 and the period from August 2, 2002 (date of inception) through November 30, 2003, respectively, differed from the statutory rate of 34% as follows:

                                                                          Period from
                                           Three months  Three months   August 2, 2002
                                               ended        ended     (date of inception)
                                           November 30,  November 30,       through
                                              2003          2002       November 30, 2003
                                           ------------  ------------  -----------------
Statutory rate applied to
  income (loss) before income taxes        $    (1,100)  $    (1,000)  $         (4,400)
Increase (decrease) in income taxes
  resulting from:
   State income taxes                                -             -                  -
   Difference between book method
     and statutory recognition differences
     on organization costs                           -           810                403
   Other, including reserve for deferred
     tax asset and application of net
     operating loss carryforward                 1,100           190              3,997
                                           ------------  ------------  -----------------
Income tax expense                         $         -   $         -     $            -
                                           ============  ============  =================

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of November 31, 2003 and 2002, respectively:

                                                November 30,   November 30,
                                                    2003           2002
                                                ------------   ------------
     Deferred tax assets
      Net operating loss carryforwards          $     3,135    $       190
      Less valuation allowance                       (3,135)          (190)
                                                ------------   ------------
     Net Deferred Tax Asset                     $         -    $         -
                                                ============   =============

During the three months ended November 30, 2003 and 2002, respectively, the valuation allowance increased by approximately $635 and $190.

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

(3) Results of operations, Liquidity and Capital Resources

We are in the development stage and have not generated revenues from operations. For the period from our incorporation on August 2, 2002 through November 30, 2003, our activities have principally related to our formation, the preparation and filing of a Registration Statement under the Securities Act of 1933 on Form SB-2, continuing work on the development, refinement and implementation of a marketing program for our products and compliance with our reporting requirements under the Securities Exchange Act of 1934. Accordingly, we believe that our reported periodic and cumulative financial results from inception through November 30, 2003 are not meaningful as an indication of future operations.

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

At November 30, 2003, August 31, 2003 and November 30, 2002, respectively, we had approximately $85,685, $88,300 and $6,500 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We may need to raise additional funds in the future. We cannot be certain that any additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations, develop or enhance services, or respond to competitive pressures.

(4) Plan of Operation

Our current business plan is based on the distribution of genetic data on the Hepatitis B virus owned by Ningbo SimplaGene Institute. Our business will not require us to engage in any product research or development activity. Our business is limited to developing and maintaining a sales capability for the hepatitis B virus data. We have not conducted any market studies or contacted any potential users to determine whether there is a market for this data product. It is management's belief alone that there may be a market for this data that serves as the basis for us embarking on this venture.

We have not engaged in any material operations or generated any revenues. Since the completion of our public offering of common stock, we have worked on developing our Internet web site. We currently anticipate that we will produce advertising and other promotional materials and make initial contact with prospective users of the HBV data we intend to distribute by the end of the period ending May 31, 2004.

Following the end of our fiscal year ended August 31, 2003, we began discussions with Machimpex Nigbo Limited regarding an arrangement in which Machimpex Nigbo Limited would market our product and provide other marketing consulting services.

We do not plan to purchase any computer equipment with our funds, as Craig Laughlin, a Company Vice President, has indicated his willingness to allow us to use equipment he owns personally until we generate revenue from the sale of product and have sufficient capital to purchase our own. Our proposed business venture has no other significant capital requirements for equipment to fulfill our business plan. Our objective is to commence marketing efforts by the end of May 2004 so that we can generate revenue to sustain our operations.

We have engaged an independent design firm to build an English website for us at an approximate cost of $2,000. We have ownership of the internet domain name simplageneusa.com. We intend to pursue development of our marketing brochure during the period ending February 29, 2004 and begin contacting potential customers in March 2004.

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


                                    PART II

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     In October 2002, SimplaGene USA, Inc. filed a Registration Statement on Form SB-2 under the Securities Act of 1933 to register for public sale 1,000,000 shares of common stock, par value $0.001, at an offering price of $0.10 per share or a total offering of $100,000. No shares were registered for selling stockholders. The offering was self-underwritten and no underwriter participated in the offering. The offering was declared effective on January 9, 2003, commenced immediately following the effective date, and terminated on April 16, 2003 with the sale of all offered shares resulting in gross proceeds of $100,000. Expenses of the offering were $22,084 for legal and accounting fees, escrow agent fee, and other incidental expenses. No payments of offering expenses were made, directly or indirectly, to any officer, director, affiliate, or person holding ten percent or more of SimplaGene USA common stock.

     The net proceeds of the offering to SimplaGene USA, Inc. were $77,916. From completion of the offering on April 16, 2003, through November 30, 2003, we used approximately $6,120 for legal and accounting fees associated with the preparation and filing of reports with the Securities and Exchange Commission and $1,500 on miscellaneous office expenses. We hold the remaining net proceeds of the offering in non-interest bearing bank accounts. The application of the net proceeds of the offering through November 30, 2003, does not represent a material change in the use of proceeds described in the prospectus of SimplaGene USA.

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------
     31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
           - Chief Executive Officer
     31.2  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
           - Chief Financial Officer
     32.1  Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K
     -------------------
     None



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                            SimplaGene USA, Inc.

Dated: January 8, 2004                                            /s/ Xinbo Wang
                                                        ------------------------
                                                                      Xinbo Wang
                                              President, Chief Executive Officer
                                                                    and Director

Dated: January 8, 2004                                     /s/ Craig S. Laughlin
                                                        ------------------------
                                                               Craig S. Laughlin
                                                              Vice President and
                                      Principal Financial and Accounting Officer