Form 10QSB
period 2004-02-29
SIMPLAGENE USA INC
filed 2004-04-14
CIK 1192323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
   X Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the quarterly period ended February 29, 2004

  ___ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________



                       Commission File Number: 333-100110

                              SimplaGene USA, Inc.
       (Exact name of small business issuer as specified in its charter)

           Nevada                                          01-0741042
  (State of incorporation)                           (IRSEmployer ID Number)
               11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305
               -------------------------------------------------
                   (Address of principal executive offices)

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


State the number of shares outstanding of each of the issuer's classes of
common equity as of the latest practicable date:      April 7, 2004: 2,950,000

Transitional Small Business Disclosure Format (check one):  YES ___   NO X

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

              Form 10-QSB for the Quarter ended February 29, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            11

  Item 3 Controls and Procedures                                              14


Part II - Other Information

  Item 1 Legal Proceedings                                                    15

  Item 2 Changes in Securities                                                15

  Item 3 Defaults Upon Senior Securities                                      16

  Item 4 Submission of Matters to a Vote of Security Holders                  16

  Item 5 Other Information                                                    16

  Item 6 Exhibits and Reports on Form 8-K                                     16


Signatures                                                                    16

                                     PART I
Item 1 - Financial Statements

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)
                                 Balance Sheets
                     February 29, 2004 and February 28, 2003

                                   (Unaudited)

                                                      February 29,  February 28,
                                                          2004          2003
                                                      ------------  ------------
                                     ASSETS
Current Assets
  Cash in bank                                        $    80,887   $       943
                                                      ------------  ------------

Other Assets
  Deferred offering costs                                       -        15,678

Total Assets                                          $    80,887   $    16,521
                                                      ============  ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable - trade                            $         -   $         -
  Loans from officer/shareholder                              600             -
                                                      ------------  ------------

  Total Liabilities                                           600             -
                                                      ------------  ------------

Commitments and Contingencies

Shareholders' Equity
  Preferred stock - $0.001 par value
   10,000,000 shares authorized.
   None issued and outstanding.                                 -             -
  Common stock - $0.001 par value.
   50,000,000 shares authorized.
   2,950,000 and 1,950,000 shares
     issued and outstanding                                 2,950         1,950
  Additional paid-in capital                               94,466        17,550
  Deficit accumulated during the development stage        (17,129)       (2,879)
                                                      ------------  ------------

   Total Stockholders' Equity                              80,287        16,621
                                                      ------------  ------------

Total Liabilities and Stockholders' Equity            $    80,887   $    16,621
                                                      ============  ============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)
          Statements of Operations and Comprehensive Loss Six and Three
            months ended February 29, 2004 and February 28, 2003 and
    Period from August 2, 2002 (date of inception) through February 29, 2004

                                           (Unaudited)
                                                                             Period from
                                                                            August 2, 2002
                                                                              (date of
                           Six months  Six months Three months Three months   inception)
                              ended      ended       ended       ended         through
                            February    February    February    February      February
                            29, 2004    28, 2003    29, 2004    28, 2003      29, 2004
                            ---------   ---------   ---------   ---------     ---------
Revenues                    $       -   $       -   $       -   $       -     $       -
Cost of Sales                       -           -           -           -             -
                            ---------   ---------   ---------   ---------     ---------

Gross Profit                        -           -           -           -             -
                            ---------   ---------   ---------   ---------     ---------

Operating expenses
  Organizational
   and start-up costs               -       2,879           -           -         4,679
  General and
   administrative
   expenses                     7,431           -       4,163           -        12,450
  Depreciation
   and amortization                 -           -           -           -             -
                            ---------   ---------   ---------   ---------     ---------
Total operating expenses        7,431       2,879       4,163           -        17,129
                            ---------   ---------   ---------   ---------     ---------

Loss from operations
  and before provision
  for income taxes             (7,431)     (2,879)     (4,163)          -       (17,129)

Provision for
  income taxes                      -           -           -           -             -
                            ---------   ---------   ---------   ---------     ---------

Net Loss                       (7,431)     (2,879)     (4,163)          -       (17,129)

Other comprehensive
  income                            -           -           -           -             -
                            ---------   ---------   ---------   ---------     ---------

Comprehensive Loss          $  (7,431)  $  (2,879)  $  (4,163)  $       -     $ (17,129)
                            =========   =========   =========   =========     =========

Loss per weighted-average
  share of common stock
  outstanding, computed
  on net loss - basic and
  fully diluted                   nil         nil         nil         nil           nil
                            =========   =========   =========   =========     =========

Weighted-average
  number of common
  shares outstanding        2,950,000   1,950,000   2,950,000   1,950,000     2,508,941
                            =========   =========   =========   =========     =========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)
               Statements of Cash Flows Six months ended February
                       29, 2004 and February 28, 2003 and
    Period from August 2, 2002 (date of inception) through February 29, 2004

                                   (Unaudited)

                                                                             Period from
                                              Six months    Six months      August 2, 2002
                                                 ended         ended      (date of inception)
                                              February 29,  February 28,       through
                                                 2004          2003        February 29, 2004
                                              ------------  ------------  -------------------
Cash Flows from Operating Activities
  Net Loss                                    $    (7,431)  $    (2,879)  $          (17,129)
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Depreciation                                       -             -                    -
     Increase (Decrease) in
      Accounts payable-trade                            -             -                    -
                                              ------------  ------------  -------------------
  Net cash used in operating activities            (7,431)       (2,879)             (17,129)
                                              ------------  ------------  -------------------


Cash Flows from Investing Activities                    -             -                    -
                                              ------------  ------------  -------------------


Cash Flows from Financing Activities
  Cash advanced by officer/shareholder                  -             -                  600
  Proceeds from sale of common stock                    -             -              119,500
  Cash paid to raise capital                            -       (10,103)             (22,084)
                                              ------------  ------------  -------------------
  Net cash provided by financing activities             -       (10,103)              98,016
                                              ------------  ------------  -------------------

Increase (Decrease) in
  Cash and Cash Equivalents                        (7,431)      (12,982)              80,887

Cash and cash equivalents at beginning of
  period                                           88,318        19,500                    -
                                              ------------  ------------  -------------------

Cash and cash equivalents at end of period    $    80,887   $     6,518   $           80,887
                                              ============  ============  ===================


Supplemental Disclosures of
  Interest and Income Taxes Paid
  Interest paid during the period            $          -   $         -   $                -
                                              ============  ============  ===================
  Income taxes paid (refunded)               $          -   $         -   $                -
                                              ============  ============  ===================


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

1
                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended August 31, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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


NOTE C - Going Concern Uncertainty

In prior periods, the Company completed an initial public offering of common stock, continues to be in the process of implementing its initial business plan and has not commenced operations, the Company is considered in the development stage.

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

4. Income Taxes

   The Company uses the asset and liability method of accounting for income taxes. At February 29, 2004 and February 28, 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of February 29, 2004 and February 28, 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

5. Earnings (loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of February 29, 2004 and February 28, 2003, respectively, the Company had no warrants and/or options outstanding.


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

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

                   Notes to Financial Statements - Continued


NOTE F - Income Taxes

The components of income tax (benefit) expense for the six months ended February 29, 2004 and February 28, 2003 and for the period from August 2, 2002 (date of inception) through February 29, 2004, are as follows:

                                                                Period from
                                 Six months    Six months      August 2, 2002
                                    ended         ended      (date of inception)
                                 February 29,  February 28,       through
                                    2004          2003        February 29, 2004
                                 ------------  ------------  -------------------
     Federal:
      Current                      $     -      $     -            $    -
      Deferred                           -            -                 -
                                   -------       ------            ------
                                         -            -                 -
                                   -------       ------            ------
     State:
      Current                            -            -                 -
      Deferred                           -            -                 -
                                   -------       ------            ------
                                         -            -                 -
                                   -------       ------            ------

      Total                        $     -       $    -            $    -
                                   =======       ======            ======

As of February 29, 2004, the Company has a net operating loss carryforward of approximately $13,900 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.






               (Remainder of this page left blank intentionally)

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

                   Notes to Financial Statements - Continued


NOTE F - Income Taxes - Continued

The Company's income tax expense (benefit) for the six months ended February 29, 2004 and February 28, 2003 and for the period from August 2, 2002 (date of inception) through February 29, 2004, respectively, differed from the statutory rate of 34% as follows:

                                                                          Period from
                                           Six months    Six months      August 2, 2002
                                              ended         ended      (date of inception)
                                           February 29,  February 28,       through
                                              2004          2003        February 29, 2004
                                           ------------  ------------  -------------------
Statutory rate applied to
  income (loss) before income taxes           $(2,500)     $(1,000)          $(5,800)
Increase (decrease) in income taxes
  resulting from:
   State income taxes                               -            -                 -
   Difference between book method
     and statutory recognition differences
     on organization costs                       (470)         640             3,200
   Other, including reserve for deferred
     tax asset and application of net
     operating loss carryforward                2,970          370             2,600
                                              -------       ------            ------

Income tax expense                            $     -       $    -            $    -
                                              =======       ======            ======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of February 29, 2004 and February 28, 2003, respectively:
                                                    February 29,  February 28,
                                                        2004            2003
                                                    ------------  ------------
     Deferred tax assets
      Net operating loss carryforwards                  $4,700       $  100
      Less valuation allowance                          (4,700)        (100)
                                                       -------       ------
     Net Deferred Tax Asset                            $     -       $    -
                                                       =======       ======

During the six months ended February 29, 2004 and February 28, 2003, respectively, the valuation allowance increased by approximately $1,400 and $100.


NOTE G - Equity Transactions

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

(3) Results of Operations, Liquidity and Capital Resources

We are in the development stage and have not generated revenues from operations. For the period from our incorporation on August 2, 2002 through February 29, 2004, our activities have principally related to our formation, the preparation and filing of a Registration Statement under the Securities Act of 1933 on Form SB-2, continuing work on the development, refinement and implementation of a marketing program for our products and compliance with our reporting requirements under the Securities Exchange Act of 1934. Accordingly, we believe that our reported periodic and cumulative financial results from inception through February 29, 2004 are not meaningful as an indication of future operations.

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

At February 29, 2004, August 31, 2003 and February 28, 2003, respectively, we had approximately $80,887, $88,300 and $943 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We may need to raise additional funds in the future. We cannot be certain that any additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations, develop or enhance services, or respond to competitive pressures.

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

Following the end of our fiscal year ended August 31, 2003, we began discussions with Machimpex Nigbo Limited regarding an arrangement in which Machimpex Nigbo Limited would market our product and provide other marketing consulting services. During the quarterly period ended February we interviewed two additional international marketing companies with strong ties to the international medical research community. Our present intention is to retain one of these firms prior to the end of April, 2004.

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

We presently intend to engage an independent marketing consultant to both sell our product directly to potential customers and assist us with the development of an in-house marketing program, and intend to pursue development of our marketing brochure during the period ending May 31, 2004 and begin contacting potential customers in June 2004.

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

  The net proceeds of the offering to SimplaGene USA, Inc. were $77,916. From completion of the offering on April 16, 2003, through February 29, 2003, we used approximately $6,120 for legal and accounting fees associated with the preparation and filing of reports with the Securities and Exchange Commission and $1,500 on miscellaneous office expenses. We hold the remaining net proceeds of the offering in non-interest bearing bank accounts. The application of the net proceeds of the offering through February 29, 2004, does not represent a material change in the use of proceeds described in the prospectus of SimplaGene USA.

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
                                                            SimplaGene USA, Inc.

Dated: April 8, 2004                                              /s/ Xinbo Wang
       -------------                        ------------------------------------
                                                                      Xinbo Wang
                                                                      President,
                                                         Chief Executive Officer
                                                                    and Director

Dated: April 8, 2004                                       /s/ Craig S. Laughlin
       -------------                         -----------------------------------
                                                               Craig S. Laughlin
                                                              Vice President and
                                                         Principal Financial and
                                                              Accounting Officer