Form 10QSB
period 2004-05-31
SIMPLAGENE USA INC
filed 2004-07-15
CIK 1192323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

         [X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the quarterly period ended May 31, 2004

         [ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the transition period from ______________ to _____________


                       Commission File Number: 333-100110

                              SimplaGene USA, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                            01-0741042
  ------------------------                            ------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (952) 541-1155
                          ----------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 1, 2004: 2,950,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

                 Form 10-QSB for the Quarter ended May 31, 2004

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

                                     PART I

Item 1 - Financial Statements

                                              SIMPLAGENE USA, INC.
                                        (a development stage enterprise)
                                                 Balance Sheets
                                              May 31, 2004 and 2003

                                                   (Unaudited)

                                                                                    May 31, 2004      May 31, 2003
                                                                                    ------------      ------------
                                                     ASSETS
Current Assets
   Cash in bank                                                                      $  78,960         $  92,207
                                                                                     ---------         ---------

Total Assets                                                                         $  78,960         $  92,207
                                                                                     =========         =========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable - trade                                                          $       -         $     490
   Loans from officer/shareholder                                                          600               600
                                                                                     ---------         ---------
   Total Liabilities                                                                       600             1,090
                                                                                     ---------         ---------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized.
     None issued and outstanding.                                                            -                 -
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     2,950,000 shares issued and outstanding                                             2,950             2,950
   Additional paid-in capital                                                           94,466            92,666
   Deficit accumulated during the development stage                                    (19,056)           (4,499)
                                                                                     ---------         ---------
     Total Stockholders' Equity                                                         78,360            91,117
                                                                                     ---------         ---------
Total Liabilities and Stockholders' Equity                                           $  78,960         $  92,207
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

                                                               3

                                                      SIMPLAGENE USA, INC.
                                                (a development stage enterprise)
                                         Statements of Operations and Comprehensive Loss
                                          Nine and Three months ended May 31, 2004 and
                                     2003 and Period from August 2, 2002 (date of inception)
                                                      through May 31, 2004

                                                           (Unaudited)

                                                                                                                Period from
                                                                                                               August 2, 2002
                                        Nine months       Nine months       Three months     Three months    (date of inception)
                                           ended             ended            ended             ended              through
                                       May 31, 2004       May 31, 2003      May 31, 2004      May 31, 2003      May 31, 2004
                                       ------------       ------------      ------------      ------------      ------------
Revenues                                $        -         $        -        $         -       $         -       $         -
Cost of Sales                                    -                  -                  -                 -                 -
                                        ----------         ----------        -----------       -----------       -----------
Gross Profit                                     -                  -                  -                 -                 -
                                        ----------         ----------        -----------       -----------       -----------

Operating expenses
   Organizational
     and start-up costs                          -              2,879                  -                 -             4,679
   General and
     administrative
     expenses                                9,358              1,620              1,927             1,620            14,377
   Depreciation
     and amortization                            -                  -                  -                 -                 -
                                        ----------         ----------        -----------       -----------       -----------
Total operating expenses                     9,358              4,499              1,927             1,620            19,056
                                        ----------         ----------        -----------       -----------       -----------
Loss from operations
   and before provision
   for income taxes                         (9,358)            (4,499)            (1,927)           (1,620)          (19,056)

Provision for
   income taxes                                  -                  -                  -                 -                 -
                                        ----------         ----------        -----------       -----------       -----------
Net Loss                                    (9,358)            (4,499)            (1,927)           (1,620)          (19,056)

Other comprehensive
   income                                        -                  -                  -                 -                 -
                                        ----------         ----------        -----------       -----------       -----------
Comprehensive Loss                      $   (9,358)        $   (4,499)       $    (1,927)      $    (1,620)      $   (19,056)
                                        ==========         ==========        ===========       ===========       ===========

Loss per weighted-average
   share of common stock
   outstanding, computed
   on net loss - basic and
   fully diluted                              nil                nil                nil               nil               nil
                                        ----------         ----------        -----------       -----------       -----------
Weighted-average
   number of common
   shares outstanding                    2,950,000          2,118,498          2,950,000         2,450,000         2,569,686
                                        ==========         ==========        ===========       ===========       ===========



                           The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                           The accompanying notes are an integral part of these financial statements.

                                                               4

                                              SIMPLAGENE USA, INC.
                                        (a development stage enterprise)
                                            Statements of Cash Flows
                                   Nine months ended May 31, 2004 and 2003 and
                             Period from August 2, 2002 (date of inception) through
                                                  May 31, 2004

                                                   (Unaudited)

                                                                                                    Period from
                                                                                                  August 2, 2002
                                                               Nine months       Nine months    (date of inception)
                                                                  ended             ended            through
                                                               May 31, 2004      May 31, 2003      May 31, 2004
                                                               ------------      ------------      ------------
Cash Flows from Operating Activities
   Net Loss                                                     $   (9,358)       $   (4,499)       $  (19,056)
   Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation                                                      -                 -                 -
       Increase (Decrease) in
         Accounts payable-trade                                          -               490                 -
                                                                ----------        ----------        ----------
   Net cash used in operating activities                            (9,358)           (4,009)          (19,056)
                                                                ----------        ----------        ----------

Cash Flows from Investing Activities                                     -                 -                 -
                                                                ----------        ----------        ----------

Cash Flows from Financing Activities
   Cash advanced by officer/shareholder                                  -               600               600
   Proceeds from sale of common stock                                    -           100,000           119,500
   Cash paid to raise capital                                            -           (23,884)          (22,084)
                                                                ----------        ----------        ----------
   Net cash provided by financing activities                             -            76,716            98,016
                                                                ----------        ----------        ----------

Increase (Decrease) in
   Cash and Cash Equivalents                                        (9,358)           72,707            78,960

Cash and cash equivalents at beginning of period                    88,318            19,500                 -
                                                                ----------        ----------        ----------

Cash and cash equivalents at end of period                      $   78,960        $   92,207        $   78,960
                                                                ==========        ==========        ==========


Supplemental Disclosures of
   Interest and Income Taxes Paid
   Interest paid during the period                              $        -        $        -        $        -
                                                                ==========        ==========        ==========
   Income taxes paid (refunded)                                 $        -        $        -        $        -
                                                                ==========        ==========        ==========


                   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                   The accompanying notes are an integral part of these financial statements.

                                                       5

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

During June 2004, the Company consummated it's initial sale of DNA samples to a domestic research facility with an invoice total of approximately $10,500. Pursuant to the Company's agreement with Ningbo SimplaGene Institute, the Company's cost of the DNA samples will be 70.0% of the invoice amount, excluding shipping charges and sales taxes, where applicable. Management believes that further product sales will occur in future periods.

The Company's management continues to believe that the proceeds from the Company's initial capitalization and initial public offering of common stock will be sufficient to maintain the corporate status of the Company in the immediate future. Because of the Company's lack of operating assets, the Company's continuance may become dependent on either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

1. Cash and cash equivalents
   -------------------------

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

2. Organization costs
   ------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

3. Deferred public offering costs
   ------------------------------

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

4. Income Taxes
   ------------

     The Company uses the asset and liability method of accounting for income taxes. At May 31, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of May 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

5. Earnings (loss) per share
   -------------------------

     Basic earnings (loss) per share is computed by dividing the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

     As of May 31, 2004 and 2003, the Company has no outstanding stock options and warrants which would be deemed dilutive.


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


NOTE E - Fair Value of Financial Instruments - Continued

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


NOTE F - Income Taxes

The components of income tax (benefit) expense for the nine months ended May 31, 2004 and 2003 and for the period from August 2, 2002 (date of inception) through May 31, 2004, are as follows:

                                                                Period from
                                                               August 2, 2002
                               Nine months    Nine months   (date of inception)
                                  ended           ended            through
                              May 31, 2004    May 31, 2003      May 31, 2004
                              ------------    ------------      ------------
       Federal:
         Current                 $     -         $     -           $     -
         Deferred                      -               -                 -
                                 -------         -------           -------
                                       -               -                 -
                                 -------         -------           -------
       State:
         Current                       -               -                 -
         Deferred                      -               -                 -
                                 -------         -------           -------
                                       -               -                 -
                                 -------         -------           -------

         Total                   $     -         $     -           $     -
                                 =======         =======           =======

As of May 31, 2004, the Company has a net operating loss carryforward of approximately $16,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.


                (Remainder of this page left blank intentionally)

                             SIMPLAGENE USA, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


NOTE F - Income Taxes - Continued

The Company's income tax expense (benefit) for the nine months ended May 31, 2004 and 2003 and for the period from August 2, 2002 (date of inception) through May 31, 2004, respectively, differed from the statutory rate of 34% as follows:

                                                                                       Period from
                                                                                      August 2, 2002
                                                  Nine months      Nine months      (date of inception)
                                                     ended            ended              through
                                                 May 31, 2004      May 31, 2003        May 31, 2004
                                                 ------------      ------------        ------------
Statutory rate applied to
   income (loss) before income taxes                $(3,181)          $(2,142)            $(6,478)
Increase (decrease) in income taxes
   resulting from:
     State income taxes                                   -                 -                   -
     Difference between book method
       and statutory recognition differences
       on organization costs                           (239)              740               1,034
     Other, including reserve for deferred
       tax asset and application of net
       operating loss carryforward                    3,420             1,402               5,444
                                                    -------           -------             -------

Income tax expense                                  $     -           $     -             $     -
                                                    =======           =======             =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2004 and 2003, respectively:
                                                 May 31, 2004      May 31, 2003
                                                 ------------      ------------
       Deferred tax assets
         Net operating loss carryforwards           $ 5,445          $ 1,401
         Less valuation allowance                    (5,445)          (1,401)
                                                    -------          -------
       Net Deferred Tax Asset                       $     -          $     -
                                                    =======          =======

During the nine months ended May 31, 2004 and 2003, respectively, the valuation allowance increased by approximately $3,420 and $1,401.


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

During June 2004, the Company consummated its initial sale of DNA samples to a domestic research facility with an invoice total of approximately $10,500. Pursuant to the Company's agreement with Ningbo SimplaGene Institute, the Company's cost of the DNA samples will be 70.0% of the invoice amount, excluding shipping charges and sales taxes, where applicable. Management believes that further product sales will occur in future periods.

(3) Results of Operations, Liquidity and Capital Resources

We are in the development stage and have not generated revenues from operations. For the period from our incorporation on August 2, 2002 through May 31, 2004, our activities have principally related to our formation, the preparation and filing of a Registration Statement under the Securities Act of 1933 on Form SB-2, continuing work on the development, refinement and implementation of a marketing program for our products and compliance with our reporting requirements under the Securities Exchange Act of 1934. Accordingly, we believe that our reported periodic and cumulative financial results from inception through May 31, 2004 are not particularly meaningful as an indicator of future operating results.

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

At May 31, 2004, August 31, 2003 and May 31, 2003, respectively, we had approximately $78,960, $88,300 and $92,207 in cash and cash equivalents. To date, we continued to show negative cash flows from operating activities. We expect to incur net operating losses and negative cash flows from operating activities to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We may need to raise additional funds in the future. We cannot be certain that any additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations, develop or enhance services, or respond to competitive pressures.

During June 2004, the Company received a request for proposal to provide purified DNA samples, taken from several human patients with various cancers, to a domestic research facility. The Company is working with Ningbo SimplaGene Institute to reply to this request and intends to pursue other customers for this related line of business. The Company believes that the sale of purified DNA will be a natural product extension to add to its line of DNA data. The Company estimates that its cost of goods will be 70% to 80% of the invoice amount, excluding shipping charges and sales taxes, where applicable.

(4) Plan of Operation

Our current business plan is based on the distribution of genetic data on the Hepatitis B virus owned by Ningbo SimplaGene Institute. Our business will not require us to engage in any product research or development activity. Our business is limited to developing and maintaining a sales capability for the hepatitis B virus data. We have not conducted any market studies or contacted any potential users to determine whether there is a market for this data product. It is management's continuing belief alone that there may be a market for this data that serves as the basis for us embarking on this venture.

We have not engaged in any material operations or generated any revenues. Since the completion of our public offering of common stock, we have worked on developing our Internet web site.

Following the end of our fiscal quarter ended May 31, 2004, we entered into an arrangement with Ningbo Free Trade Zone Aipuweixi Trading Co., Ltd. (Ningbo
FTZ), a Chinese company specializing in international trading and unrelated to Ningbo SimplaGene Institute or any of the Company's officers or directors, to market our DNA data. The agreement calls for the Company to pay Ningbo FTZ an initial payment of $3,000 for initial marketing, and then $2,200 per month for the next 6 months. In addition, we will pay a commission of 20% of our sales to Ningbo FTZ, and Ningbo FTZ must sell a minimum $50,000 in DNA data over the first 6 months in order to renew the contract. Ningbo FTZ has strong ties to the international medical research community.

We do not plan to purchase any computer equipment with our funds, as Craig Laughlin, a Company Vice President, continues to allow us to use equipment he owns personally until we generate revenue from the sale of product and have sufficient capital to purchase our own. Our proposed business venture has no other significant capital requirements for equipment to fulfill our business plan. Our objective is to generate initial sales by the end of our Fiscal Year ending August 31, 2004 so that we can begin to generate revenue to sustain our operations.

We have engaged an independent design firm to build an English website for us at an approximate cost of $2,000. We have ownership of the internet domain name simplageneusa.com.

During June 2004, the Company consummated it's initial sale of DNA samples to a domestic research facility with an invoice total of approximately $10,500. Pursuant to the Company's agreement with Ningbo SimplaGene Institute, the Company's cost of the DNA samples will be 70.0% of the invoice amount, excluding shipping charges and sales taxes, where applicable. Management believes that further product sales will occur in future periods. However, we cannot predict when additional product sales may occur because we will not determine how customers will receive our product offering until we actually begin our marketing effort. From the initial rollout, we hope to obtain information on the market for the product and adjust the marketing approach based on our evaluation of the response, with a view to generating revenue from sale of the product by August 31, 2004.

We presently intend to engage an independent marketing consultant to both sell our product directly to potential customers and assist us with the development of an in-house marketing program, and intend to complete our marketing brochure during and begin contacting potential customers by August 31, 2004.

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

     The net proceeds of the offering to SimplaGene USA, Inc. were $77,916. From completion of the offering on April 16, 2003, through May 31, 2004, have used approximately $2,300 of the net proceeds for miscellaneous operating expenses, principally for the preparation and filing of various periodic reports under the Securities Exchange Act of 1934, as amended, and other office expenses. We hold approximately $75,600 of the net proceeds of the offering in non-interest bearing bank accounts. The application of the net proceeds of the offering through May 31, 2004, does not represent a material change in the use of proceeds described in the prospectus of SimplaGene USA.

     All of the remaining cumulative operating expenses have been paid with the use of the initial capitalization of $19,500 from our founding shareholders.

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


                                                         SimplaGene USA, Inc.

Dated: July 15, 2004                                           /s/ Xinbo Wang
                                                      -----------------------
                                                                   Xinbo Wang
                                                                   President,
                                                      Chief Executive Officer
                                                                 and Director

Dated: July 15, 2004                                    /s/ Craig S. Laughlin
                                                      -----------------------
                                                            Craig S. Laughlin
                                                           Vice President and
                                                      Principal Financial and
                                                           Accounting Officer