Form 10KSB
period 2004-08-31
SIMPLAGENE USA INC
filed 2004-12-03
CIK 1192323

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[ X ]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2004, or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from ________ to ________

Commission File No. 333-100110

SIMPLAGENE USA, INC.
(Name of Small Business Issuer as specified in its charter)

Nevada	01-0741042
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305
(Address of Principal Executive Offices and Zip Code)

Issuer’s Telephone Number: (952) 541-1155

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenues for its most recent fiscal year:  $0

The aggregate market value on December 2, 2004 of voting stock held by non-affiliates was $661,941.

As of December 2, 2004, the Registrant had outstanding 2,950,000 shares of common stock, par value $0.001.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes [    ] No [ X ]

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	Page

Part I

1.	Description of Business	3

2.	Description of Property	8

3.	Legal Proceedings	8

4.	Submission of Matters to Vote of Security Holders	8

Part II

5.	Market for Common Equity and Related Stockholder Matters	8

6.	Management's Discussion and Analysis or Plan of Operation	9

7.	Financial Statements	12

8.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	12

Part III

9.	Directors, Executive Officers, Promoters and Control Persons	13

10.	Executive Compensation	14

11.	Security Ownership of Certain Beneficial Owners and Management	14

12.	Certain Relationships and Related Transactions	15

13.	Exhibits and Reports on Form 8-K	17

Signatures	17

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

We have not been successful in selling HBV data during fiscal year 2004. Consequently, we began to consider other potential products that could be sold in related areas. One option we are exploring is selling purified DNA samples taken from the blood of patients specifically requested by prospective customers. The purified DNA would be derived from blood samples already collected by Ningbo SimplaGene Institute or new samples gathered to meet the specific request of the customer. We have not yet determined whether this could be a viable product for us to pursue, although in June 2004 a prospective customer indicated it would purchase approximately $10,500 of purified DNA, which we were unable to fulfill at the time.

Product marketing

Initially, we intend to offer a license to use the HBV data product to users at $50,000, which includes the data compact disc and updates or supplements issued within one year. The license may be renewed for additional one-year terms at $10,000 per year. This pricing model has not been effective, so we are considering other pricing options. It is expected product pricing will continue to change as we attempt to find a point of market acceptance and demand.

We intend to use the World Wide Web to market the HBV genetic information to pharmaceutical, research, and biotechnology institutions in the United States, Canada, and Mexico. We have established a website for SimplaGene USA and its product at www.simplageneusa.com. We expect the website will be used to facilitate marketing efforts.

In May 2004 we entered into a six-month agreement with Ningbo Freetrade Zone Aipuweixi Trading Co., Ltd., located in Ningbo, Zhejiang Province, China to market our HBV data, as well as DNA processing. As compensation for its services, we paid Ningbo Freetrade an initial fee of $3,000 and $2,000 a month and agreed to pay a 20 percent commission on all product sold. The agreement expired in November 2004, and we are now exploring other marketing options.

The market for HBV genomic information for use in the development of therapeutic and diagnostic products is unproven, and we have yet to establish that any meaningful market can be developed. Nevertheless we continue to pursue development of marketing programs for the DNA products based on a belief that a market can be established under the right circumstances.

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

Employees

We presently have four part-time unpaid officers. Our executive officers will initially render services on a part-time, as needed basis for the development of our marketing program. Such services are expected to be nominal unless and until we achieve some success in our marketing program.

Risk factors you should consider

SimplaGene USA is a development stage company with no operating history, which makes it difficult to evaluate our future performance. We were formed in August 2002, and since that time our business activities have been limited to organization, start-up activities, and efforts to market our products. To date we have not been successful in marketing our products, and there is no assurance we will achieve any success in the future. We are in the development stage and have no history of operations on which you can predict our ability to implement out business or future performance. There is no assurance that we can successfully implement our business.

Our lack of capital raises substantial doubt about our ability to continue in business. We have not generated any revenue from operations and do not expect to be able to do so unless we succeed in marketing our products. After more than 12 months of effort, we have not succeeded in marketing our product. In April 2003 we completed a public offering of securities. We sold 1,000,000 common shares resulting in gross proceeds of $100,000 and net proceeds of $77,916. In view of our lack of success in marketing our products, there is no assurance that the proceeds of this offering will be sufficient to implement our business and achieve cash flow that can support our future operations. Consequently, we may need additional capital in the future and we have not identified any other sources of financing for our business and we cannot predict whether any other sources of financing might be available. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our management will not devote full time service to our business, which may adversely affect the establishment of our business. Our officers and directors are currently employed or engaged in other positions or activities. They will devote only that amount of time to our business affairs that they deem necessary to begin marketing our product, which is not expected to be significant. If and when our initial marketing efforts begin to show results, it is expected they will devote such additional time that they determine may be appropriate based on how the business develops. The lack of full time service from our management may impair our ability to succeed in starting the business and, if we have success, retard development of the business.

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

We have sufficient capital to operate for only a limited time. We have enough money to operate as we are now for at least 12 months. However, we are not generating sales at this time, and whether we will be able to in the short term is a question we can not answer. If we do not begin generating cash flow during the next year, we may have to seek other sources of financing. We have not identified any other sources of financing. If additional sources of financing are not available, we may be forced to terminate operations.

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

ITEM 2. DESCRIPTION OF PROPERTY

We have no corporate office space under lease at this time. We use office space at 11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305, provided by Craig Laughlin, a vice president, director, and principal stockholder, without charge, so that we can preserve our capital for implementing our business. The costs associated with the use of the telephone and mailing address are deemed insignificant, as our officer uses the telephone and mailing address almost entirely by for other business purposes. Mr. Laughlin is under no legal obligation to provide rent-free office space.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such proceedings by or against SimplaGene USA have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a shareholder vote during the quarter ended August 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quotations for the common stock of SimplaGene USA were included in the NASD’s Bulletin Board system under the symbol “SMPG” beginning in October 2003. The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board. Such prices are based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended:	High Bid ($)	Low Bid ($)

November 30, 2003	0.51	0.25
February 29, 2004	0.55	0.51
May 31, 2004	0.60	0.40
August 31, 2004	0.40	0.40

Since inception, no dividends have been paid on the common stock. SimplaGene USA intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. At August 31, 2004 there were approximately 192 holders of record of the common stock.

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

The net proceeds of the offering to SimplaGene USA are $77,916. Assuming our pre-offering capital of $19,500 was used first to pay organizational and start-up costs and general and administrative expenses since inception, we have used out of the net proceeds of the offering $11,800 for selling and marketing expenses and $2,672 for general and administrative expenses. We hold the remaining net proceeds of the offering in a non-interest bearing bank account. The application of the net proceeds of the offering through August 31, 2004, does not represent a material change in the use of proceeds described in the prospectus of SimplaGene USA.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of operations and liquidity and capital resources

We are in the development stage and have not generated revenues from operations. For the period from our incorporation on August 2, 2002 through August 31, 2004, our activities related primarily to our incorporation, the preparation and filing of a Registration Statement under the Securities Act of 1933 on Form SB-2, and work on developing and implementing a marketing program for our products. Accordingly, our cumulative financial results, from inception to August 31, 2004, are not meaningful as an indication of future operations.

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

At August 31, 2004, we had $76,159 in cash and cash equivalents and our working capital was $63,444. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We may need to raise additional funds in the future. We cannot be certain that any additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations, develop or enhance services, or respond to competitive pressures.

Plan of operation

The proposed business of SimplaGene USA is to distribute hepatitis B virus genetic data owned by Ningbo SimplaGene Institute. During fiscal year 2004 we expanded our focus to include purified DNA data derived form human samples. Our business will not require us to engage in any product research or development activity. Our business is limited to developing and maintaining a sales capability for the data products we offer. We have not conducted any market studies or contacted any potential users to determine whether there is a market for our data products. It is management’s belief alone that there may be a market for this data that serves as the basis for us embarking on this venture.

We have not engaged in any material operations or generated any revenues. Since the completion of our public offering of common stock, we have worked on developing and implementing marketing programs that have not proven successful. In May 2004 we entered into a six-month agreement with Ningbo Freetrade Zone Aipuweixi Trading Co., Ltd., located in Ningbo, Zhejiang Province, China to market our HBV data, as well as DNA processing. As compensation for its services, we paid Ningbo Freetrade an initial fee of $3,000 and $2,000 a month and agreed to pay a 20 percent commission on all product sold. The agreement expired in November 2004, and we are now exploring other marketing options.

We cannot predict when the first product sale may occur, if at all, because we have been unable to obtain customers for our products at our planned pricing. These factors suggest that there may not be the demand for our products we expected, or that we have been unable to develop a workable marketing plan.

Under these circumstances we are now in a position of re-evaluating our products and plan of operation to determine how to proceed with the limited resources remaining. We may determine that it is in the best interests of SimplaGene USA and its stockholders to abandon its current product offerings and participate in other business ventures that we believe we can be successful with taking into consideration our limited resources. No decision to pursue any course of action other than marketing our products has been made at this time, and we can not predict whether we will continue on our present course our move in a different direction.

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

It is likely that we will not establish an office until we are successful in establishing meaningful operations. We expect that we will seek and lease space suitable for our needs at a future date; however, it is not possible, at this time, to predict what arrangements will actually be made with respect to future office facilities or what the financial impact of any future lease obligation may be.

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

We have met our initial capital needs with the proceeds of our public offering. We believe the proceeds of the offering will be adequate to fund our capital requirements for the next twelve months. If within that period we are not successful in generating revenues that will sustain our operations, we may need to obtain additional debt or equity financing to remain in operation. We have not presently identified any sources of additional financing should that become necessary, so we cannot predict whether additional financing will be available on terms we find acceptable. If additional financing is needed and cannot be obtained, we would likely be forced to curtail or terminate our operations.

Caution regarding forward-looking information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of SimplaGene USA, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of September 30, 2004 SimplaGene USA carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that SimplaGene USA’s disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and officers

Our business will be managed by our officers and directors. The following persons are the officers and directors of SimplaGene USA:

Name	Age	Position	Since

Xinbo Wang	37	President and Director	August 2002

Craig S. Laughlin	54	Vice President, Secretary and Director	August 2002

Jingwei Wang	65	Vice President, and Director	August 2002

Jing Deng	37	Vice President, and Director	August 2002

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

Craig S. Laughlin, Vice President, Secretary, and Director. Mr. Laughlin is the founder and President of SRC Funding, Inc., which has provided for the past five years corporate and business consulting services to early stage companies. From June 2001, to the present, he has served as chairman and secretary of Merlin Marketing International, Inc., a privately held Nevada corporation engaged in the business of distributing sound system components. He has served for the past five years and continues to serve as a director of Gold Standard Medical, Inc., a company that holds certain patent rights to a blood gas monitoring device, but has suspended further research and development of the technology pending reorganization of the company and obtaining additional capital. During a three-year period ending in August 2000, Mr. Laughlin served as a member of the board of directors of Century Controls International, Inc., a publicly held company engaged in the business of designing, manufacturing and marketing a line of proprietary control devices used in the management of large commercial and industrial steam boilers and of certain manufacturing processes. See the discussion below regarding Mr. Laughlin’s involvement in blank check companies.

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

Compliance with Section 16(a) of the Exchange Act

SimplaGene USA does not have a class of securities registered under Sections 12(b) or 12(g) of the Exchange Act and files this and other reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Exchange Act. Therefore, Section 16(a) is not applicable to SimplaGene USA or its control persons.

Code of Ethics

SimplaGene USA has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, and principal accounting officer or controller, a copy of which was filed with the Securities and Exchange Commission as an exhibit to its report on Form 10-KSB for the year ended August 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

Our executive officers will initially render services on a part-time basis as required for the development of our marketing program, and make initial contacts with prospective users of the data product. Our executive officers will provide such services without compensation in consideration of the benefits they expect to derive as stockholders from commencement of business operations, and because SimplaGene USA will not have the capital to pay compensation unless it generates revenue from operations or obtains additional financing. At such time as we have sufficient capital, we expect we will enter into formal arrangements to compensate our executive officers for their services on terms yet to be decided. Furthermore, if we are successful in establishing meaningful operations, we expect our executive officers will commit more time to the business and we will evaluate hiring employees to support the development of our business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table sets forth as of December 1, 2004, the number and percentage of the outstanding shares of common stock which, according to the information supplied to SimplaGene USA, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Number of Shares	Percent of Class
Dr. Xinbo Wang	974,000	33.0
Central Garden D-22-D
Ningbo, Zhejiang Province, 315010
People's Republic of China

Craig Laughlin	487,000	16.5
11900 Wayzata Way, Suite 100
Hopkins, MN 55305

Jingwei Wang	146,100	5.0
50 Lantian Road, No. 35, Room 401
Ningbo, Zhejiang Province, 315010
People's Republic of China

Jing Deng	292,200	9.9
No. 7 Dong Jiao Min Xiang, Bldg. 2, Rm. 904
Beijing, 100005
People's Republic of China

All Executive officers and	1,899,300	64.4
Directors as a Group (4 persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Xinbo Wang advanced $11,800 to SimplaGene USA to fund payment of the marketing agreement we entered into in 2004. The advance is non-interest bearing and repayable on demand.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document

3.1	Articles of Incorporation *

3.2	By-Laws *

10.1	Master Distribution Agreement dated September 10, 2002,
with Ningbo SimplaGene Institute *

10.2	Proposed Form of Product License Agreement *

14.1	Code of Ethics *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* These documents are included as exhibits to SimplaGene USA’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on December 12, 2003 and are incorporated herein by this reference.

Form 8-K Filings

No reports on Form 8-K were filed during the fiscal quarter ended August 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLAGENE USA, INC.

Date: November 25, 2004	By:	/s/ Craig S. Laughlin
Craig S. Laughlin, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xinbo Wang	Date: November 25, 2004
Xinbo Wang, Chief Executive Officer and Director

/s/ Craig Laughlin	Date: November 25, 2004
Craig Laughlin, Principal Financial and Accounting Officer, Director

/s/ Jingwei Wang	Date: November 25, 2004
Jingwei Wang, Director

/s/ Jing Deng	Date: November 25, 2004
Jing Deng, Director

SIMPLAGENE USA, INC.

CONTENTS

Page

Report of Independent Certified Public Accountants	F-2

Financial Statements

Balance Sheets
as of August 31, 2004 and 2003	F-3

Statements of Operations
for the years ended August 31, 2004 and 2003 and
for the period from August 2, 2002 (date of
incorporation) through August 31, 2004	F-4

Statement of Changes in Shareholders' Equity
for the period from August 2, 2002 (date of
incorporation) through August 31, 2004	F-5

Statements of Cash Flows
for the years ended August 31, 2004 and 2003 and
for the period from August 2, 2002 (date of
incorporation) through August 31, 2004	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders SimplaGene USA, Inc.

We have audited the accompanying balance sheets of SimplaGene USA, Inc. (a Nevada corporation and a development stage company) as of August 31, 2004 and 2003 and the related statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the years ended August 31, 2004 and 2003 and for the period from August 2, 2002 (date of incorporation) through August 31, 2004, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SimplaGene USA, Inc. as of August 31, 2004 and 2003 and the results of its operations and cash flows for each of the years ended August 31, 2004 and 2003 and the period from August 2, 2002 (date of incorporation) through August 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company is in the organization and start-up phase and is dependent upon its initial capitalization and the proceeds of an initial public offering of the Company’s equity securities to provide working capital. As the Company has not commenced operations, this situation raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA
Dallas, Texas October 22, 2004

SIMPLAGENE USA, INC.
(a development stage enterprise)
BALANCE SHEETS
August 31, 2004 and 2003

	August 31, 2004	August 31, 2003
ASSETS
Current assets
Cash on hand and in bank	$76,159	$88,318

Total current assets	76,159	88,318

Total Assets	$76,159	$88,318

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
Accounts payable - trade	$315	$--
Advances from shareholder	12,400	600

Total current liabilities	12,715	600

Commitments and contingencies

Stockholders
Preferred stock - $0.001 par value
10,000,000 shares authorized
None issued and outstanding	--	--
Common stock - $0.001 par value
50,000,000 shares authorized
2,950,000 shares issued and outstanding, respectively	2,950	2,950
Additional paid-in capital	94,466	94,466
Deficit accumulated during the development stage	(33,972)	(9,698)

Total stockholders’ equity	63,444	87,718

Total Liabilities and Stockholders’ Equity	$76,159	$88,318

The accompanying notes are an integral part of these financial statements.

SIMPLAGENE USA, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years ended August 31, 2004 and 2003 and
Period from August 2, 2002 (date of incorporation) through August 31, 2004

	Year ended August 31, 2004	Year ended August 31, 2003	Period from August 2, 2002 (date of incorporation) through August 31, 2004
Revenues	$--	$--	$--
Cost of Sales	--	--	--

Gross Profit	--	--	--

Operating expenses
Selling and marketing expenses	11,800	--	11,800
Organizational and start-up costs	--	4,679	4,679
General and administrative expenses	12,474	5,019	17,493
Depreciation and amortization	--	--	--

Total operating expenses	24,274	9,698	33,972

Loss from operations and
before provision for income taxes	(24,274)	(9,698)	(33,972)
Provision for income taxes	--	--	--

Net Income (Loss)	(24,274)	(9,698)	(33,972)

Other comprehensive income	--	--	--

Comprehensive Income (Loss)	$(24,274)	$(9,698)	$(33,972)

Loss per weighted-average share
of common stock outstanding,
computed on net loss
- basic and fully diluted	$(0.01)	nil	$(0.01)

Weighted-average number
of common shares outstanding	2,950,000	2,328,082	2,615,724

The accompanying notes are an integral part of these financial statements.

SIMPLAGENE USA, INC.
(a development stage enterprise)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended August 31, 2004 and 2003 and
Period from August 2, 2002 (date of incorporation) through August 31, 2004

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Common stock
issued at initial
capitalization	1,950,000	$1,950	$17,550	$--	$19,500

Net income
for the period	--	--	--	--	--

Balances at
August 31, 2002	1,950,000	1,950	17,550	--	19,500

Sale of common stock	1,000,000	1,000	99,000	--	100,000
Less costs of raising capital	--	--	(22,084)	--	(22,084)

Net loss for the period	--	--	--	(9,698)	(9,698)

Balances at
August 31, 2003	2,950,000	2,950	94,466	(9,698)	87,718

Net loss for the period	--	--	--	(24,274)	(24,274)

Balances at
August 31, 2004	2,950,000	$2,950	$94,466	$(33,972)	$63,444

The accompanying notes are an integral part of these financial statements.

SIMPLAGENE USA, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS
Years ended August 31, 2004 and 2003 and
Period from August 2, 2002 (date of incorporation) through August 31, 2004

	Year ended August 31, 2004	Year ended August 31, 2002	Period from August 2, 2002 (date of incorporation) through August 31, 2004
Cash flows from operating activities
Net income (loss) for the period	$(24,274)	$(9,698)	$(33,972)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	--	--	--
Increase in Accounts Payable - trade	315	--	315

Net cash used in operating activities	(23,959)	(9,698)	(33,657)

Cash flows from investing activities	--	--	--

Cash flows from financing activities
Cash advanced by shareholder	11,800	600	12,400
Proceeds from sale of common stock	--	100 000	119,500
Cash paid to raise capital	--	(22,084)	(22,084)

Net cash provided by financing activities	11,800	78,516	109,816

Increase in Cash	(12,159)	68,818	76,159

Cash at beginning of period	88,318	19,500	--

Cash at end of period	$76,159	$88,318	$76,159

Supplemental disclosure of
interest and income taxes paid
Interest paid for the period	$--	$--	$--

Income taxes paid for the period	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A — Organization and Description of Business

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

NOTE B — Preparation of Financial Statements

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

NOTE C — Going Concern Uncertainty

In prior periods, the Company completed an initial public offering of common stock, has not completed implementation of it’s business plan and has not generated revenue producing transactions. Accordingly, the Company is considered in the development stage.

Since May 15, 2004, the Company has been attempting to market hepatitis B virus (HBV) genetic data gathered by Ningbo SimplaGene Institute, a Chinese related party research institute, to pharmaceutical firms and research organizations through a Marketing Agreement with Ningbo Freetrade Zone Aipuweixi Trading Co., Ltd. (Ningbo Freetrade), located in Ningbo, Zhejiang Province, China (an unrelated entity).

SIMPLAGENE USA, INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE C — Going Concern Uncertainty — Continued

Also, as the Company has not been successful in finding buyers for the HBV data, the Company is exploring the possibility of selling purified DNA samples taken from the blood of patients with diseases specifically requested by customers. These samples may be collected specifically for a customer, or, if available, taken from the Ningbo SimplaGene sample library.

In June of 2004, the Company received a verbal order for approximately $10,500 of such purified DNA samples; however, the order was never confirmed in writing and the ultimate realization of this order is uncertain. Pursuant to the Company’s agreement with Ningbo SimplaGene Institute, the Company’s cost of the DNA samples will be 70.0% of the invoice amount, excluding shipping charges and sales taxes, where applicable. Management remains confident that product sales will be consummated in future periods.

The Company’s management continues to believe that the proceeds from the Company’s initial capitalization and initial public offering of common stock will be sufficient to maintain the corporate status of the Company in the immediate future. Because of the Company’s lack of operating assets, the Company’s continuance may become dependent on either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

NOTE D — Summary of Significant Accounting Policies

1.   Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company’s cash management policies.

2.  Organization costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

SIMPLAGENE USA, INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE D — Summary of Significant Accounting Policies — Continued

3.   Deferred public offering costs

During the process of “going public” through an initial public offering (an IPO), the Company deferred certain costs related to the registration process. Deferred public offering costs represent accounting, legal and underwriting costs incurred by the Company pertaining to this process. These costs were charged against additional paid-in capital (deducted from stock proceeds) upon completion of the public offering.

4.  Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At August 31, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of August 31, 2004 and 2003, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of August 31, 2004 and 2003, the Company has no outstanding stock options and warrants which would be deemed dilutive.

NOTE E — Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

SIMPLAGENE USA, INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE E — Fair Value of Financial Instruments — Continued

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F — Advances from Shareholder

During Fiscal 2004 and 2003, respectively, the Company was advanced approximately $11,800 and $600 by the Company’s President and controlling shareholder, Xinbo Wang, for the purpose of funding the Company’s Marketing Agreement and to provide working capital. These advances are non-interest bearing and are repayable upon demand. The $600 advance in Fiscal 2003 was repaid by the Company in October 2004.

NOTE G — Income Taxes

The components of income tax (benefit) expense for the years ended August 31, 2004 and 2003 and for the period from August 2, 2002 (date of inception) through August 31, 2004, are as follows:

	Year ended August 31, 2004	Year ended August 31, 2003	Period from August 2, 2002 (date of incorporation) through August 31, 2004
Federal:
Current	$--	$--	$--
Deferred	--	--	--

	--	--	--

State:
Current	--	--	--
Deferred	--	--	--

	--	--	--

Total	$--	$--	$--

As of August 31, 2004, the Company has a net operating loss carryforward of approximately $31,200 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control among shareholders controlling 5.0% or more of the Company’s issued and outstanding common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

SIMPLAGENE USA, INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE G — Income Taxes — Continued

The Company’s income tax expense (benefit) for each of the years ended August 31, 2004 and 2003 and for the period from August 2, 2002 (date of inception) through August 31, 2004, respectively, differed from the statutory rate of 34% as follows:

	Year ended August 31, 2004	Year ended August 31, 2003	Period from August 2, 2002 (date of incorporation) through August 31, 2004
Statutory rate applied to
income (loss) before income taxes	$(8,250)	$(3,300)	$(11,550)
Increase (decrease) in income taxes
resulting from:
State income taxes	--	--	--
Difference between book method
and statutory recognition differences
on organization costs	(320)	403	955
Other, including reserve for deferred
tax asset and application of net
operating loss carryforward	8,570	2,897	10,595

Income tax expense	$--	$--	$--

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of August 31, 2004 and 2003, respectively:

	August 31, 2004	August 31, 2003
Deferred tax assets
Net operating loss carryforwards	$10,600	$2,500
Less valuation allowance	(10,600)	(2,500)

Net Deferred Tax Asset	$--	$--

During each of the years ended August 31, 2004 and 2003, respectively, the valuation allowance increased by approximately $8,100 and $2,500.

SIMPLAGENE USA, INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE H — Equity Transactions

On April 16, 2003, the Company completed the sale of an aggregate of 1,000,000 shares of its common stock for aggregate proceeds of approximately $100,000, in satisfaction of the offering requirement of its self-underwritten public offering of securities, pursuant to a Registration Statement Under The Securities Act of 1933on Form SB-2. Offering proceeds were released from escrow in April 2003 pursuant to the terms of the offering as detailed in the Company’s prospectus dated January 9, 2003. On April 16, 2003, the Company closed its self-underwritten public offering of securities.

NOTE I — Commitments

On May 15, 2004, the Company entered into a Marketing Agreement with Ningbo Freetrade Zone Aipuweixi Trading Co., Ltd. (an unrelated party) (Ningbo Freetrade), located in Ningbo, Zhejiang Province, China whereby Ningbo Freetrade will provide all marketing activities related to the Company’s HBV DNA data and data processing results in the United States of America and Canada. This agreement is for an initial term of six (6) months and requires an initial payment of $3,000 USD and a monthly payment of $2,200 USD. Further, Ningbo Freetrade will receive a commission of 20% of the retail selling price of any products sold through Ningbo Freetrade’s efforts.