Form 10QSB
period 2004-11-30
SIMPLAGENE USA INC
filed 2005-01-19
CIK 1192323

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended November 20, 2004

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934

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

(952) 541-1155
(Issuer’s Telephone Number)

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

SIMPLAGENE USA, INC.
(a development stage enterprise)

Form 10-QSB for the Quarter ended November 30, 2004

Table of Contents

Page

Part I — Financial Information
Item 1 Financial Statements	3
Item 2 Management's Discussion and Analysis or Plan of Operation	12
Item 3 Controls and Procedures	14

Part II — Other Information
Item 1 Legal Proceedings	15
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3 Defaults Upon Senior Securities	15
Item 4 Submission of Matters to a Vote of Security Holders	15
Item 5 Other Information	15
Item 6 Exhibits	15

Signatures	16

PART I
Item 1 — Financial Statements

SIMPLAGENE USA, INC.
(a development stage enterprise)
Balance Sheets
November 30, 2004 and 2003

(Unaudited)

	November 30, 2004	November 30 2003
ASSETS

Current Assets
Cash in bank	$73,481	$85,685

Total Assets	$73,481	$85,685

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable - trade	$--	$635
Loans from officer/shareholder	16,200	600

Total Liabilities	16,200	1,235

Commitments and Contingencies

Shareholders' Equity
Preferred stock - $0.001 par value
10,000,000 shares authorized
None issued and outstanding	--	--
Common stock - $0.001 par value
50,000,000 shares authorized
2,950,000 shares issued and outstanding	2,950	2,950
Additional paid-in capital	94,466	94,466
Deficit accumulated during the development stage	(40,135)	(12,966)

Total Stockholders' Equity	57,281	84,450

Total Liabilities and Stockholders' Equity	$73,481	$85,685

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SIMPLAGENE USA, INC.
(a development stage enterprise)
Statements of Operations and Comprehensive Loss
Three months ended November 30, 2004 and 2003 and
Period from August 2, 2002 (date of inception) through November 30, 2004

(Unaudited)

	Three months ended November 30, 2004	Three months ended November 30, 2003	Period from August 2, 2002 (date of inception) through November 30, 2004
Revenues	$--	$--	$--
Cost of Sales	--	--	--

Gross Profit	--	--	--

Operating expenses
Marketing and selling expenses	4,425	--	16,225
Organizational and start-up costs	--	--	4,679
General and administrative expenses	1,738	3,268	19,231
Depreciation and amortization	--	--	--

Total operating expenses	6,163	3,268	40,135

Loss from operations and
before provision for income taxes	(6,163)	(3,268)	(40,135)

Provision for income taxes	--	--	--

Net Income	(6,163)	(3,268)	(40,135)

Other comprehensive income	--	--	--

Comprehensive Loss	$(6,163)	$(3,268)	$(40,135)

Loss per weighted-average share
of common stock outstanding,
computed on net loss -
basic and fully diluted	nil	nil	nil

Weighted-average number
of common shares outstanding	2,950,000	2,950,000	2,651,469

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SIMPLAGENE USA, INC.
(a development stage enterprise)
Statements of Cash Flows
Three months ended November 30, 2004 and 2003 and
Period from August 2, 2002 (date of inception) through November 30, 2004

(Unaudited)

	Three months ended November 30, 2004	Three months ended November 30, 2003	Period from August 2, 2002 (date of inception) through November 30, 2004
Cash Flows from Operating Activities
Net Loss	$(6,163)	$(3,268)	$(40,135)
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation	--	--	--
Increase (Decrease) in Accounts payable-trade	(315)	635	--

Net cash used in operating activities	(6,478)	(2,633)	(40,135)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash advanced by officer/shareholder	4,400	--	16,800
Cash repaid to officer shareholder	(600)	--	(600)
Proceeds from sale of common stock	--	--	119,500
Cash paid to raise capital	--	--	(22,084)

Net cash provided by financing activities	3,800	--	113,616

Increase (Decrease) in
Cash and Cash Equivalents	(4,678)	(2,633)	73,481

Cash and cash equivalents at beginning of period	76,159	88,318	--

Cash and cash equivalents at end of period	$73,481	$85,685	$73,481

Supplemental Disclosures of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--

Income taxes paid (refunded)	$--	$--	$--

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended August 31, 2004. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending August 31, 2005.

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

The Company’s management continues to believe that the proceeds from the Company’s initial capitalization and initial public offering of common stock will be sufficient to maintain the corporate status of the Company for the immediate future. However, due to the Company’s lack of operating assets, the Company’s continuance may become dependent on either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

4. Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At November 30, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and accruals for compensated vacation time.

As of November 30, 2004 and 2003, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

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

As of November 30, 2004 and 2003, the Company has no outstanding stock options and warrants which would be deemed dilutive.

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

NOTE F — Advances from Shareholder

During Fiscal 2005, 2004 and 2003, respectively, the Company was advanced approximately $4,400, $11,800 and $600 by the Company’s President and controlling shareholder, Xinbo Wang, for the purpose of funding the Company’s Marketing Agreement and to provide working capital. These advances are non-interest bearing and are repayable upon demand. The $600 working capital advance, made in Fiscal 2003, was repaid by the Company in October 2004.

NOTE G — Income Taxes

The components of income tax (benefit) expense for the three month periods ended November 30, 2004 and 2003 and for the period from August 2, 2002 (date of inception) through November 30, 2004, are as follows:

	Three months ended November 30, 2004	Three months ended November 30, 2003	Period from August 2, 2002 (date of incorporation) through November 30, 2004
Federal:
Current	$--	$--	$--
Deferred	--	--	--

	--	--	--

State:
Current	--	--	--
Deferred	--	--	--

	--	--	--

Total	$--	$--	$--

As of November 30, 2004, the Company has a net operating loss carryforward of approximately $37,500 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control among shareholders controlling 5.0% or more of the Company’s issued and outstanding common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

SIMPLAGENE USA, INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE G — Income Taxes — Continued

The Company’s income tax expense (benefit) for each of the three month periods ended November 30, 2004 and 2003 and for the period from August 2, 2002 (date of inception) through November 30, 2004, respectively, differed from the statutory rate of 34% as follows:

	Three months ended November 30, 2004	Three months ended November 30, 2003	Period from August 2, 2002 (date of incorporation) through November 30, 2004
Statutory rate applied to
income (loss) before income taxes	$(2,095)	$(1,100)	$(13,645)
Increase (decrease) in income taxes
resulting from:
State income taxes	--	--	--
Difference between book method
and statutory recognition differences
on organization costs	(80)	(80)	875
Other, including reserve for deferred
tax asset and application of net
operating loss carryforward	2,175	1,180	12,770

Income tax expense	$--	$--	$--

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of August 31, 2004 and 2003, respectively:

	November 30, 2004	November 30, 2003
Deferred tax assets
Net operating loss carryforwards	$12,770	$3,200
Less valuation allowance	(12,770)	(3,200)

Net Deferred Tax Asset	$--	$--

During each of the three month periods ended November 30, 2004 and 2003, respectively, the valuation allowance increased by approximately $2,170 and $1,200.

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

This agreement was for an initial term of six (6) months and requires an initial payment of $3,000 USD and a monthly payment of $2,200 USD. Further, Ningbo Freetrade will receive a commission of 20% of the retail selling price of any products sold through Ningbo Freetrade’s efforts. The Company paid, through advances by the Company’s controlling shareholder, $11,800 and $4,400, respectfully, during Fiscal 2004 and 2005 in satisfaction of this contract.

(Remainder of this page left blank intentionally)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We are a development stage business and have yet to generate any revenue. We have been using the net proceeds of our initial public offering to promote sales of our product to potential customers through our Marketing Agreement with Ningbo Freetrade, and to pay our operating expenses. We closed our initial public offering on April 16, 2003 and received gross proceeds of $100,000.

Results of operations and liquidity and capital resources

We are in the development stage and have not generated revenues from operations. For the period from our incorporation on August 2, 2002 through November 30, 2004, our activities related primarily to our incorporation, the preparation and filing of a Registration Statement under the Securities Act of 1933 on Form SB-2, and our unsuccessful attempts to market our products through our Marketing Agreement with Ningbo Freetrade. Accordingly, our cumulative financial results, from inception to November 30, 2004, are not meaningful as an indication of future operations.

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

At November 30, 2004, we had $73,481 in cash and cash equivalents and our working capital was $57,281. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue in the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We may need to raise additional funds in the future. We cannot be certain that any additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations, develop or enhance services, or respond to competitive pressures.

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

We have not engaged in any material operations or generated any revenues. Since the completion of our public offering of common stock, we have worked on developing and implementing marketing programs that have not proven successful. In May 2004 we entered into a six-month agreement with Ningbo Freetrade Zone Aipuweixi Trading Co., Ltd., located in Ningbo, Zhejiang Province, China to market our HBV data, as well as DNA processing. As compensation for its services, we paid Ningbo Freetrade an initial fee of $3,000 and $2,200 a month and agreed to pay a 20 percent commission on all product sold. The agreement expired in November 2004, and we are now exploring other marketing options.

We cannot predict when the first product sale may occur, if at all, because we have been unable to obtain customers for our products at our planned pricing. These factors suggest that there may not be the demand for our products we expected, or that we have been unable to develop a workable marketing plan.

Under these circumstances we are now re-evaluating our products and plan of operation to determine how to proceed with the limited resources remaining. We are currently exploring the possibility of selling purified DNA samples taken from the blood of patients with diseases specifically requested by customers. These samples may be collected specifically for a customer, or, if available, taken from the Ningbo SimplaGene sample library. However, we may determine that it is in the best interests of SimplaGene USA and its stockholders to abandon its current product offerings altogether and participate in other business ventures that we believe we can be successful with taking into consideration our limited resources. No decision to pursue any course of action other than marketing our products has been made at this time, and we can not predict whether we will continue on our present course our move in a different direction.

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

Under our distribution agreement with Ningbo SimplaGene Institute, we hold the exclusive right to distribute the data product in the United States, Canada, and Mexico. Ningbo SimplaGene Institute has not entered into a distribution agreement with anyone else within or outside our territory, so prospective users cannot obtain the product from any other source. We purchase the product at a 30% discount to the actual sale price of the product license and renewals we receive from a customer. We have been offering the data product to prospective users through Ningbo Freetrade at $50,000, which includes the current version of the hepatitis B virus data files and any updates within one year of initial purchase without additional charge. After the first year, users must pay an annual fee of $10,000 to continue to use the product and receive additional updates. Ningbo SimplaGene Institute is not aware of any other company selling viral genomic information, so it has no basis for setting the price point for its data product on the basis of similar products in the market. Consequently, the pricing was determined arbitrarily, so it is possible that Ningbo SimplaGene Institute will adjust the pricing based on the response to our marketing effort. Ningbo SimplaGene Institute sets the product sale price and may adjust the selling price by giving us 60 days advance notice of the new pricing. We are authorized to offer a 10 percent discount to the selling price set by Ningbo SimplaGene Institute. The hepatitis B virus data is produced and delivered in the form of a compact disc with data files. It is the responsibility of Ningbo SimplaGene Institute to produce and deliver the product to us for redelivery to the end user against purchase orders we place. Under the terms of our distribution agreement with Ningbo SimplaGene Institute, it will maintain an inventory of product at our office and we will not have to pay for any product until it is sold. Therefore, we will not make any capital expenditures to acquire or maintain inventory. Dr. Xinbo Wang, Jingwei Wang, and Jing Deng, who are officers, directors, and stockholder of SimplaGene USA, are the President, Chief Executive Officer, and Vice President, respectively, of Ningbo SimplaGene Institute. Further, Dr. Xinbo Wang is the sole owner of Ningbo SimplaGene Institute.

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

Item 3 — Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II

Item 1 — Legal Proceedings

None.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

SimplaGene USA made a registered public offering of 1,000,000 shares of common stock at an offering price of $0.10 per share, or a total offering of $100,000, resulting in net proceeds of the offering to SimplaGene USA of $77,916. Assuming our pre-offering capital of $19,500 was used first to pay organizational and start-up costs and general and administrative expenses since inception, we have used out of the net proceeds of the offering $16,225 for selling and marketing expenses and $4,410 for general and administrative expenses. We hold the remaining net proceeds of the offering in a non-interest bearing bank account. The application of the net proceeds of the offering through November 30, 2004, does not represent a material change in the use of proceeds described in the prospectus of SimplaGene USA.

Item 3 — Defaults on Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits and Reports on Form 8-K

Exhibits
31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 — Chief Executive Officer
31.2      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 — Chief Financial Officer
32.1 Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLAGENE USA, INC.

Date: January 18, 2005	By:	/s/ Xinbo Wang
Xinbo Wang, President, Chief Executive Officer and Director

Date: January 18, 2005	By:	/s/ Craig S. Laughlin
Craig Laughlin, Vice President and Principal Financial and Accounting Officer