Form 10QSB
period 2005-02-28
SIMPLAGENE USA INC
filed 2005-04-19
CIK 1192323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2005

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

(952) 541-1155
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
April 17, 2005: 2,950,000

Transitional Small Business Disclosure Format (check one):    YES [   ] NO [ X]

SIMPLAGENE USA, INC.
(a development stage enterprise)

Form 10-QSB for the Quarter ended February 28, 2005

Table of Contents

Page

Part I — Financial Information

Item 1 Financial Statements	3

Item 2 Management's Discussion and Analysis or Plan of Operation	12

Item 3 Controls and Procedures	13

Part II — Other Information

Item 1 Legal Proceedings	14

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3 Defaults Upon Senior Securities	14

Item 4 Submission of Matters to a Vote of Security Holders	14

Item 5 Other Information	14

Item 6 Exhibits	14

Signatures	14

PART I
Item 1 — Financial Statements

SIMPLAGENE USA, INC.
(a development stage enterprise)
Balance Sheets
February 28, 2005 and February 29, 2004

(Unaudited)

	February 28, 2005	February 29, 2004

ASSETS
Current Assets
Cash in bank	$70,010	$80,887

Total Assets	$70,010	$80,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$--	$--
Loans from officer/shareholder	16,200	600

Total Liabilities	16,200	600

Commitments and Contingencies

Shareholders’ Equity
Preferred stock - $0.001 par value
10,000,000 shares authorized
None issued and outstanding	--	--
Common stock - $0.001 par value
50,000,000 shares authorized
2,950,000 shares issued and outstanding	2,950	2,950
Additional paid-in capital	94,466	94,466
Deficit accumulated during the development stage	(43,606)	(17,129)

Total Stockholders’ Equity	53,810	80,287

Total Liabilities and Stockholders’ Equity	$70,010	$80,887

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SIMPLAGENE USA, INC.
(a development stage enterprise)
Statements of Operations and Comprehensive Loss
Six and Three months ended February 28, 2005 and February 29, 2004 and
Period from August 2, 2002 (date of inception) through February 28, 2005

(Unaudited)

	Six months ended February 28, 2005	Six months ended February 29, 2004	Three months ended February 28, 2005	Three months ended February 29, 2004	Period from August 2, 2002 (date of inception) through February 28, 2005
Revenues	$--	$--	$--	$--	$--
Cost of Sales	--	--	--	--	--

Gross Profit	--	--	--	--	--

Operating expenses
Organizational
and start-up costs	--	--	--	--	4,679
Selling, general and
administrative
expenses	9,634	7,431	3,471	4,163	38,927
Depreciation
and amortization	--	--	--	--	--

Total operating expenses	9,634	7,431	3,471	4,163	43,606

Loss from operations
and before provision
for income taxes	(9,634)	(7,431)	(3,471)	(4,163)	(43,606)

Provision for
income taxes	--	--	--	--	--

Net Loss	(9,634)	(7,431)	(3,471)	(4,163)	(43,606)

Other comprehensive
income	--	--	--	--	--

Comprehensive Loss	$(9,634)	$(7,431)	$(3,471)	$(4,163)	$(43,606)

Loss per weighted-average
share of common stock
outstanding, computed
on net loss - basic and
fully diluted	nil	nil	nil	nil	nil

Weighted-average
number of common
shares outstanding	2,950,000	2,950,000	2,950,000	2,950,000	2,508,941

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

4

SIMPLAGENE USA, INC.
(a development stage enterprise)
Statements of Cash Flows
Six months ended February 28, 2005 and 2004 and
Period from August 2, 2002 (date of inception) through February 28, 2005

(Unaudited)

	Six months ended February 28, 2005	Six months ended February 29, 2004	Period from August 2, 2002 (date of inception) through February 28, 2005
Cash Flows from Operating Activities
Net Loss	$(9,634)	$(7,431)	$(43,606)
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation	--	--	--
Increase (Decrease) in Accounts payable-trade	(315)	--	--

Net cash used in operating activities	(6,949)	(7,431)	(43,606)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash advanced by officer/shareholder	4,400	--	16,800
Cash repaid to officer shareholder	(600)	--	(600)
Proceeds from sale of common stock	--	--	119,500
Cash paid to raise capital	--	--	(22,084)

Net cash provided by financing activities	3,800	--	113,616

Increase (Decrease) in
Cash and Cash Equivalents	(6,149)	(7,431)	70,010

Cash and cash equivalents at beginning of period	76,159	88,318	--

Cash and cash equivalents at end of period	$70,010	$80,887	$70,010

Supplemental Disclosures of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--

Income taxes paid (refunded)	$--	$--	$--

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

SIMPLAGENE USA, INC.
(a development stage enterprise)
Notes to Financial Statements - Continued

NOTE D — Summary of Significant Accounting Policies — Continued

3.   Deferred public offering costs

During the process of”going public” through an initial public offering (an IPO), the Company deferred certain costs related to the registration process. Deferred public offering costs represent accounting, legal and underwriting costs incurred by the Company pertaining to this process. These costs were charged against additional paid-in capital (deducted from stock proceeds) upon completion of the public offering.

4.  Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At February 28, 2005 and February 29, 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and accruals for compensated vacation time.

As of February 28, 2005 and February 29, 2004, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

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

As of February 28, 2005 and February 29, 2004, the Company has no outstanding stock options and warrants which would be deemed dilutive.

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

NOTE G — Income Taxes

The components of income tax (benefit) expense for the six month periods ended February 28, 2005 and February 29, 2004 and for the period from August 2, 2002 (date of inception) through February 28, 2005, are as follows:

	Six months ended		Period from August 2, 2002 (date of incorporation) through
	February 28, 2005	February 29, 2004	February 28, 2005
Federal:
Current	$--	$--	$--
Deferred	--	--	--

	--	--	--

State:
Current	--	--	--
Deferred	--	--	--

	--	--	--

Total	$--	$--	$--

As of February 28, 2005, the Company has a net operating loss carryforward of approximately $41,300 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control among shareholders controlling 5.0% or more of the Company’s issued and outstanding common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

SIMPLAGENE USA, INC.
(a development stage enterprise)
Notes to Financial Statements - Continued

NOTE G — Income Taxes — Continued

The Company’s income tax expense (benefit) for each of the six month periods ended February 28, 2005 and February 29, 2004 and for the period from August 2, 2002 (date of inception) through February 28, 2005, respectively, differed from the statutory rate of 34% as follows:

	Six months ended		Period from August 2, 2002 (date of incorporation) through
	February 28, 2005	February 29, 2004	February 28, 2005
Statutory rate applied to
income (loss) before income taxes	$(3,275)	$(2,525)	$(14,825)
Increase (decrease) in income taxes
resulting from:
State income taxes	--	--	--
Difference between book method
and statutory recognition differences
on organization costs	(160)	(160)	800
Other, including reserve for deferred
tax asset and application of net
operating loss carryforward	3,435	2,685	14,025

Income tax expense	$--	$--	$--

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of August 31, 2004 and 2003, respectively:

	February 28, 2005	February 29, 2004
Deferred tax assets
Net operating loss carryforwards	$14,000	$4,700
Less valuation allowance	(14,000)	(4,700)

Net Deferred Tax Asset	$--	$--

During each of the six month periods ended February 28, 2005 and February 29, 2004, respectively, the valuation allowance increased by approximately $3,435 and $2,685.

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

Plan of Operation

SimplaGene USA was formed to market hepatitis B virus (HBV) genetic data gathered by Ningbo SimplaGene Institute, a Chinese research institute, to pharmaceutical firms and research organizations. Anticipated uses of this information include, analyzing mechanisms of viral infection, developing new pharmaceuticals, conducting standardized testing, and conducting other research. During fiscal year 2004 we expanded our focus to include purified DNA data derived form human samples. Our business will not require us to engage in any product research or development activity. Our business is limited to developing and maintaining a sales capability for the data products we offer. We have not conducted any market studies or contacted any potential users to determine whether there is a market for our data products. It is management’s belief alone that there may be a market for this data that served as the basis for us embarking on this venture.

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

Under these circumstances we are now re-evaluating our products and plan of operation to determine how to proceed with the limited resources remaining. We may determine that it is in the best interests of SimplaGene USA and its stockholders to abandon its current product offerings altogether and participate in other business ventures that we believe we can be successful with our limited resources. No decision to pursue any course of action other than marketing our products has been made at this time, and we can not predict whether we will continue on our present course our move in a different direction.

We expect our executive officers will continue to render services on a part-time basis. Our executive officers will provide such services without compensation in consideration of the benefits they expect to derive as stockholders, and because

SimplaGene USA will not have the capital to pay compensation unless it generates revenue from operations or obtains additional financing. Regardless of whether we are successful, we are required to file certain periodic reports with the Securities and Exchange Commission, and will retain the services of outside professionals, such as attorneys and accountants, to assist us with meeting this obligation. We estimate the cost of these outside services will be at least $10,000 over the next 12 months.

Selling, general and administrative expenses for the six months ended February 28, 2005 were $9,634, compared to $7,431 for the same period ended February 28, 2004. We recognized net losses in the same amounts for both periods.

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

At February 28, 2005 we had $70,010 in cash and cash equivalents and our working capital was $53,810. During Fiscal 2005 and 2004 the SimplaGene USA was advanced approximately $16,200 by its President and controlling shareholder, Xinbo Wang, for the purpose of funding a marketing agreement and to provide working capital. These advances are non-interest bearing and are repayable upon demand.

To date, we show negative cash flows. We expect negative cash flow to continue in the foreseeable future. We will not generate revenue from operations unless we can stablish meaningful operations, which we have been unable to do over the past two years. We believe the working capital we have will be adequate to fund our capital requirements for the next twelve months. If within that period we are not successful in generating revenues that will sustain our operations, we may need to obtain additional debt or equity financing to remain in operation. We have not presently identified any sources of additional financing should that become necessary, so we cannot predict whether additional financing will be available on terms we find acceptable. If additional financing is needed and cannot be obtained, we would likely be forced to curtail or terminate our operations. These factors raise substantial uncertainty about our ability to establish SimplaGene USA as a going convern in th future.

Item 3 — Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, on February 28, 2005 the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II

Item 1 — Legal Proceedings

None

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults on Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 — Other Information

None

Item 6 — Exhibits

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

SimplaGene USA, Inc.

Dated:	April 17, 2005	By:	/s/ Xinbo Wang
Xinbo Wang President, Chief Executive Officer and Director

Dated:	April 17, 2005	By:	/s/ Craig S. Laughlin
Craig S. Laughlin Vice President and Principal Financial and Accounting Officer