Form 10QSB
period 2005-05-31
SIMPLAGENE USA INC
filed 2005-07-15
CIK 1192323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2005

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
June 28, 2005: 2,950,000

Transitional Small Business Disclosure Format (check one):    YES [   ] NO [ X]

SimplaGene USA, Inc.

(a development stage enterprise)

Form 10-QSB for the Quarter ended May 31, 2005

Table of Contents

Page

Part I - Financial Information

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis or Plan of Operation	12

Item 3	Controls and Procedures	13

Part II - Other Information

Item 1	Legal Proceedings	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits	14

Signatures	14

PART I

Item 1 - Financial Statements

SimplaGene USA, Inc.

(a development stage enterprise)

Balance Sheets

May 31, 2005 and 2004

(Unaudited)

	May 31, 2005	May 31, 2004

ASSETS
Current Assets
Cash in bank	$49,639	$78,960
Total Assets	$49,639	$78,960
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable - trade	$--	$--
Loans from officer/shareholder	--	600
Total Liabilities	--	600
Commitments and Contingencies
Shareholders’ Equity
Preferred stock - $0.001 par value
10,000,000 shares authorized
None issued and outstanding	--	--
Common stock - $0.001 par value
50,000,000 shares authorized
2,950,000 shares issued and outstanding	2,950	2,950
Additional paid-in capital	94,466	92,666
Deficit accumulated during the development stage	(47,777)	(19,056)
Total Stockholders’ Equity	49,639	78,360
Total Liabilities and Stockholders’ Equity	$49,639	$78,960

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

SimplaGene USA, Inc.

(a development stage enterprise)

Statements of Operations and Comprehensive Loss

Nine and Three months ended May 31, 2005 and 2004 and

Period from August 2, 2002 (date of inception) through May 31, 2005

(Unaudited)

	Nine months ended May 31, 2005	Nine months ended May 31, 2004	Three months ended May 31, 2005	Three months ended May 31, 2004	Period from August 2, 2002 (date of inception) through May 31, 2005
Revenues	$--	$--	$--	$--	$--
Cost of Sales	--	--	--	--	--
Gross Profit	--	--	--	--	--
Operating expenses
Organizational
and start-up costs	--	--	--	--	4,679
General and
administrative
expenses	13,805	9,358	4,171	1,927	43,098
Depreciation
and amortization	--	--	--	--	--
Total operating expenses	13,805	9,358	4,171	1,927	47,777
Loss from operations
and before provision
for income taxes	(13,805)	(9,358)	(4,171)	(1,927)	(47,777)
Provision for
income taxes	--	--	--	--	--
Net Loss	(13,805)	(9,358)	(4,171)	(1,927)	(47,777)
Other comprehensive
income	--	--	--	--	--
Comprehensive Loss	$(13,805)	$(9,358)	$(4,171)	$(1,927)	$(47,777)
Loss per weighted-average
share of common stock
outstanding, computed
on net loss - basic and
fully diluted	nil	nil	nil	nil	nil
Weighted-average
number of common
shares outstanding	2,950,000	2,950,000	2,950,000	2,950,000	2,704,066

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

SimplaGene USA, Inc.

(a development stage enterprise)

Statements of Cash Flows

Nine months ended May 31, 2005 and 2004 and

Period from August 2, 2002 (date of inception) through May 31, 2005

(Unaudited)

	Nine months ended May 31, 2005	Nine months ended May 31, 2004	Period from August 2, 2002 (date of inception) through May 31, 2005
Cash Flows from Operating Activities
Net Loss	$(13,805)	$(9,358)	$(47,777)
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation	--	--	--
Increase (Decrease) in
Accounts payable-trade	(315)	--	--
Net cash used in operating activities	(14,120)	(9,358)	(47,777)
Cash Flows from Investing Activities	--	--	--
Cash Flows from Financing Activities
Cash advanced by officer/shareholder	4,400	--	16,800
Cash repaid to officer/shareholder	(16,800)	--	(16,800)
Proceeds from sale of common stock	--	--	119,500
Cash paid to raise capital	--	--	(22,084)
Net cash provided by financing activities	(12,400)	--	97,416
Increase (Decrease) in
Cash and Cash Equivalents	(26,520)	(9,358)	49,639
Cash and cash equivalents at beginning of period	76,159	88,318	--
Cash and cash equivalents at end of period	$49,639	$78,960	$49,639
Supplemental Disclosures of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--
Income taxes paid (refunded)	$--	$--	$--

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

SimplaGene USA, Inc.

(a development stage enterprise)

Notes to Financial Statements - Continued

NOTE C - Going Concern Uncertainty

In prior periods, the Company completed an initial public offering of common stock, has not completed implementation of its business plan and has not generated revenue producing transactions. Accordingly, the Company is considered in the development stage.

On May 15, 2004, the Company entered into a six-month Marketing Agreement with Ningbo Freetrade Zone Aipuweixi Trading Co., Ltd. (an unrelated party) (Ningbo Freetrade), located in Ningbo, Zhejiang Province, China whereby Ningbo Freetrade undertook to provide all marketing activities related to the Company’s HBV DNA data and data processing results in the United States of America and Canada. As no sales were made, the contract was not renewed.

As the Company has not been successful in finding buyers for the HBV data, the Company is exploring the possibility of selling purified DNA samples taken from the blood of patients with diseases specifically requested by customers. These samples may be collected specifically for a customer, or, if available, taken from the Ningbo SimplaGene sample library.

The Company’s management continues to believe that the proceeds from the Company’s initial capitalization and initial public offering of common stock will be sufficient to maintain the corporate status of the Company for the immediate future. However, due to the Company's lack of operating assets, the Company’s continuance may become dependent on either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

The Company uses the asset and liability method of accounting for income taxes. At May 31, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and accruals for compensated vacation time.

As of May 31, 2005 and 2004, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

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

As of May 31, 2005 and 2004, the Company has no outstanding stock options and warrants which would be deemed dilutive.

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

NOTE F - Advances from Shareholder

During Fiscal 2005, 2004 and 2003, respectively, the Company was advanced approximately $4,400, $11,800 and $600 by the Company’s President and controlling shareholder, Xinbo Wang, for the purpose of funding the Company’s Marketing Agreement and to provide working capital. These advances are non-interest bearing and are repayable upon demand. As of May 31, 2005, all working capital advances had been repaid by the Company to the Company’s President and controlling shareholder.

NOTE G - Income Taxes

The components of income tax (benefit) expense for the nine month periods ended May 31, 2005 and 2004 and for the period from August 2, 2002 (date of inception) through May 31, 2005, are as follows:

	Nine months ended May 31, 2005	Nine months ended May 31, 2004	Period from August 2, 2002 (date of incorporation) through May 31, 2005
Federal:	$--	$--	$--
Current	--	--	--
Deferred	--	--	--
State:	--	--	--
Current	--	--	--
Deferred	--	--	--
Total	$--	$--	$--

As of May 31, 2005, the Company has a net operating loss carryforward of approximately $45,670 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control among shareholders controlling 5.0% or more of the Company’s issued and outstanding common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

SimplaGene USA, Inc.

(a development stage enterprise)

Notes to Financial Statements - Continued

NOTE G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine month periods ended May 31, 2005 and 2004 and for the period from August 2, 2002 (date of inception) through May 31, 2005, respectively, differed from the statutory rate of 34% as follows:

	Nine months ended May 31, 2005	Nine months ended May 31, 2004	Period from August 2, 2002 (date of incorporation) through May 31, 2005
Statutory rate applied to
income (loss) before income taxes	$(4,694)	$(3,181)	$(16,244)
Increase (decrease) in income taxes
resulting from:
State income taxes	--	--	--
Difference between book method
and statutory recognition differences
on organization costs	(239)	(239)	716
Other, including reserve for deferred
tax asset and application of net
operating loss carryforward	4,933	3,420	15,528
Income tax expense	$--	$--	$--

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2005 and 2004, respectively:

	May 31, 2005	May 31, 2004
Deferred tax assets
Net operating loss carryforwards	$15,500	$5,445
Less valuation allowance	(15,500)	(5,445)
Net Deferred Tax Asset	$--	$--

During the nine months ended May 31, 2005 and 2004, respectively, the valuation allowance increased by approximately $4,930 and $3,420.

(Remainder of this page left blank intentionally)

SimplaGene USA, Inc.

(a development stage enterprise)

Notes to Financial Statements - Continued

NOTE H - Equity Transactions

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

NOTE I - Commitments

On May 15, 2004, the Company entered into a Marketing Agreement with Ningbo Freetrade Zone Aipuweixi Trading Co., Ltd. (an unrelated party) (Ningbo Freetrade), located in Ningbo, Zhejiang Province, China whereby Ningbo Freetrade undertook to provide all marketing activities related to the Company’s HBV DNA data and data processing results in the United States of America and Canada.

This agreement was for an initial term of six (6) months and required an initial payment of $3,000 USD and monthly payments of $2,200 USD. Further, Ningbo Freetrade was entitled to receive a commission of 20% of the retail selling price of any products sold through Ningbo Freetrade’s efforts. The Company paid, through advances by the Company’s controlling shareholder, $11,800 and $4,400, respectfully, during Fiscal 2004 and 2005 in satisfaction of this contract. During the quarter ended May 31, 2005, the Company repaid these advances to the Company’s controlling shareholder, and the agreement was not renewed.

(Remainder of this page left blank intentionally)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation

SimplaGene USA was formed to market hepatitis B virus (HBV) genetic data gathered by Ningbo SimplaGene Institute, a Chinese research institute, to pharmaceutical firms and research organizations. Anticipated uses of this information include, analyzing mechanisms of viral infection, developing new pharmaceuticals, conducting standardized testing, and conducting other research. During the fiscal year ended August 31, 2004, we expanded our focus to include purified DNA data derived form human samples. Our business will not require us to engage in any product research or development activity. Our business is limited to developing and maintaining a sales capability for the data products we offer. We have not conducted any market studies or contacted any potential users to determine whether there is a market for our data products. It is management’s belief alone that there may be a market for this data that served as the basis for us embarking on this venture.

We have not engaged in any material operations or generated any revenues. Since the completion of our public offering of common stock, we have worked on developing and implementing marketing programs that have not proven successful. In May 2004, we entered into a six-month agreement with Ningbo Freetrade Zone Aipuweixi Trading Co., Ltd., located in Ningbo, Zhejiang Province, China to market our HBV data, as well as DNA processing. As compensation for its services, we paid Ningbo Freetrade an initial fee of $3,000 and $2,200 a month and agreed to pay a 20 percent commission on all product sold. The agreement expired in November 2004.

We cannot predict when the first product sale may occur, if at all, because we have been unable to obtain customers for our products at our planned pricing. These factors suggest that there may not be the demand for our products we expected, or that we have been unable to develop a workable marketing plan.

Under these circumstances, we are now re-evaluating our products and plan of operation to determine how to proceed with the limited resources remaining. We may determine that it is in the best interests of SimplaGene USA and its stockholders to abandon its current product offerings altogether and participate in other business ventures that we believe we can be successful with our limited resources. No decision to pursue any course of action other than marketing our products has been made at this time, and we can not predict whether we will continue on our present course our move in a different direction.

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

Selling, general and administrative expenses for the nine months ended May 31, 2005 and 2004 were approximately $13,805 and $9,357, respectively. We recognized net losses in the same amounts for both periods.

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

At May 31, 2005, we had approximately $49,600 in cash and cash equivalents and our working capital was $49,600. During Fiscal 2005 and 2004, the Company was advanced an aggregate of approximately $16,200 by its President and controlling shareholder, Xinbo Wang, for the purpose of funding a marketing agreement and to provide working capital. These advances were non-interest bearing and were repayable upon demand. During the quarter ended May 31, 2005, the Company repaid these advances in full.

To date, we have experienced negative cash flows from operating activities and we expect this trend to continue into the foreseeable future. We will not generate revenue from operations unless we can establish meaningful operations, which we have been unable to do over the past two years. We believe the working capital we have will be adequate to fund our capital requirements for the next twelve months. If we are not successful in generating revenues within that period to sustain our operations, we may need to obtain additional debt or equity financing to remain in operation. We have not presently identified any sources of additional financing should that become necessary, so we cannot predict whether additional financing will be available on terms we find acceptable. If additional financing is needed and cannot be obtained, we would likely be forced to curtail or terminate our operations. These factors raise substantial uncertainty about our ability to establish SimplaGene USA as a going concern in the future.

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, on May 31, 2005, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

None

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

None

Item 6 - Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2.	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SimplaGene USA, Inc.

Dated:	June 28, 2005	By:	/s/ Xinbo Wang
Xinbo Wang President, Chief Executive Officer and Director

Dated:	June 28, 2005	By:	/s/ Craig S. Laughlin
Craig S. Laughlin Vice President and Principal Financial and Accounting Officer