Form 10KSB
period 2005-08-31
SIMPLAGENE USA INC
filed 2005-12-14
CIK 1192323

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[ X ]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [   ]

The Registrant’s revenues for its most recent fiscal year: $0

The aggregate market value on December 12, 2005 of voting stock held by non-affiliates was $425,534. As of December 12, 2005, the Registrant had outstanding 2,950,000 shares of common stock, par value $0.001.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):    YES [   ] NO [ X]

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	Page

Part I

1.	Description of Business	3
2.	Description of Property	7
3.	Legal Proceedings	7
4.	Submission of Matters to a Vote of Security Holders	7
Part II
5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	7
6.	Management's Discussion and Analysis or Plan of Operation	8
7.	Financial Statements	8
8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	9
8A.	Controls and Procedures	9
8B.	Other Information	9
Part III
9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	9
10.	Executive Compensation	11
11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
12.	Certain Relationships and Related Transactions	11
13.	Exhibits	11
14.	Principal Accountant Fees and Services	12
Signatures		13

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Recent developments

SimplaGene USA, Inc. is a Nevada corporation formed on August 2, 2002, to market hepatitis B virus (HBV) genetic data gathered by Ningbo SimplaGene Institute, a Chinese research institute, to pharmaceutical firms and research organizations. Upon inception, we received $19,500 in net proceeds from our founders and initial investors. In April 2003, we completed a self-underwritten public offering of securities in which we sold 1,000,000 shares of common stock at a public offering price of $0.10 per share. The net proceeds of the offering to SimplaGene USA are $77,916.

In 2002 we entered into a distribution agreement with Ningbo SimplaGene Institute to distribute HBV genetic data in the United States, Canada, and Mexico. From the closing of our public offering in April 2003 to November 2005 we have not engaged in any material operations or generated any revenues. Since the completion of our public offering of common stock, we have worked on developing and implementing marketing programs that have not proven successful. For example, in May 2004 we entered into a six-month agreement with Ningbo Freetrade Zone Aipuweixi Trading Co., Ltd., located in Ningbo, Zhejiang Province, China to market our HBV data, as well as DNA processing. As compensation for its services, we paid Ningbo Freetrade an initial fee of $3,000 and $2,000 a month and agreed to pay a 20 percent commission on all product sold. The agreement expired in November 2004 without any product being sold.

In November 2004 the vice president of SimplaGene USA, Craig Laughlin, discovered that Ningbo SimplaGene Institute had substantially curtailed its business and sold a number of its assets, including a substantial portion of its blood samples. As a result of these developments, the marketing agreement with Ningbo SimplaGene Institute was terminated and SimplaGene USA now has no product to sell and is not now otherwise engaged in any other business activity.

Under these circumstances it is impossible for SimplaGene USA to pursue its original business plan. Management has determined that it is in the best interests of SimplaGene USA and its stockholders to abandon its prior business plan and seek an opportunity to participate with the limited resources remaining in another business venture that management believes has potential for being successful.

SimplaGene USA is no longer engaged in active business operations and is seeking a business venture in which to participate. The selection of a business venture in which to participate is complex and risky and will be made by management in the exercise of its business judgment. There is no assurance that SimplaGene USA will be able to identify and align itself with, through a merger or other types of business relationships, any business venture that will ultimately prove to be beneficial to SimplaGene USA and its shareholders.

Selection of a business venture

SimplaGene USA anticipates that in seeking a business venture in which to participate it will not engage in a general solicitation or advertising for such a business venture. It will rely on personal contacts of its management, as well as indirect associations between them and other business and professional people.

SimplaGene USA may engage the services of a consulting or advisory firm to assist SimplaGene USA with the search for a business venture in exchange for compensation that may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of SimplaGene USA), or any combination of these or other compensation arrangements. No such consulting or advisory firms have been identified at this time.

SimplaGene USA will not restrict its search to any particular business, industry, or geographical location. SimplaGene USA may participate in a newly organized business venture or an established company.

Participation in a newly organized business or an existing business involves many kinds of risk. In many instances management of a newly organized business will not have proved its ability, the market for its product or service may not be established, and the profitability of the new business may be unproved and cannot be predicted accurately. If SimplaGene USA participates in a more established firm, similar risks will be encountered.

The analysis of a businesses venture will be undertaken by or under the supervision of the officers and directors, with the assistance of consultants engaged for that purpose. In analyzing prospective businesses and companies, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

The decision to participate in a specific business may be based on management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

SimplaGene USA will attempt to analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which SimplaGene USA may participate in a business cannot be predicted and will depend on circumstances beyond SimplaGene USA’s control, including the availability of businesses, the time required for SimplaGene USA and the specific business to complete their investigation and analysis of each other, the time required to prepare appropriate documents and agreements providing for SimplaGene USA’s participation, and other circumstances.

Structure of a new business opportunity

In implementing a structure for a particular business acquisition, SimplaGene USA may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. On the consummation of a transaction, it is likely that the present management and shareholders of SimplaGene USA will not be in control of SimplaGene USA. In addition, a majority or all of SimplaGene USA’s directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of SimplaGene USA’s shareholders.

In connection with the structuring the terms of a new business in which SimplaGene USA participates, the present shareholders of SimplaGene USA, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of SimplaGene USA’s common stock held by them at a significant premium over their original investment in SimplaGene USA. It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of “restricted securities” held by persons no longer affiliated with SimplaGene USA and thereby reduce the potential adverse impact on the public market in SimplaGene USA’s common stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with SimplaGene USA would acquire a higher percentage of equity ownership in SimplaGene USA. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, SimplaGene USA’s shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of SimplaGene USA, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because management will be negotiating for the acquisition on behalf of SimplaGene USA and for sale of management’s shares. Where a business opportunity is well suited for acquisition by SimplaGene USA, but affiliates of the business opportunity impose a condition that management sell its shares at a price that is unacceptable to it, management may not sacrifice its financial interest for SimplaGene USA to complete the transaction. Where the business opportunity is not well suited, but the price offered management for its shares is high, management will be tempted to effect the acquisition to realize a substantial gain on its shares in SimplaGene USA. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for its shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of SimplaGene USA and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, SimplaGene USA may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by SimplaGene USA in these circumstances would entail substantial expense to SimplaGene USA. The issuance of substantial additional securities and their potential sale into any trading market that may develop in SimplaGene USA’s securities may have a depressive effect on such market.

While the actual terms of a transaction to which SimplaGene USA may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the shareholders of SimplaGene USA would retain less than 20 percent of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, SimplaGene USA will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of SimplaGene USA’s voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation hold 50 percent or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the stockholders of SimplaGene USA immediately prior to the transaction would retain less than 50 percent of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in SimplaGene USA.

Notwithstanding the fact that SimplaGene USA is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles ordinarily require that such a transaction be accounted for as if SimplaGene USA had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which SimplaGene USA participates in a business will depend on the nature of the business, the respective needs and desires of SimplaGene USA and other parties, the management of the business, and the relative negotiating strength of SimplaGene USA and such other management.

SimplaGene USA will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of the business after acquisition

SimplaGene USA’s operation following its acquisition of a business is dependent on the nature of the business and the interest acquired. SimplaGene USA’s management most likely will not operate the new business, and the quality of the management of the new business cannot be predicted at this time. It may additionally be expected that the new business entity will present and be subject to various risks like governmental regulation, competition and other risks that cannot be predicted at the present time.

Governmental regulation

It is impossible to predict the government regulation, if any, to which SimplaGene USA may be subject until it participates in a new business. The use of assets and/or conduct of businesses in which SimplaGene USA may become involved could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to become involved, management will endeavor to ascertain, to the extent of the limited resources of SimplaGene USA, the effects of such government regulation on the prospective business of SimplaGene USA. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the involvement in such business a higher risk.

Competition

It is impossible to predict the competition, if any, to which SimplaGene USA may be subject until it becomes part of a new business.

Employees

The officers of SimplaGene USA will devote only such time to the affairs of SimplaGene USA as they deem appropriate for its limited activities. SimplaGene USA expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business.

ITEM 2.  DESCRIPTION OF PROPERTY

We have no corporate office space under lease at this time. We use office space at 11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305, provided by Craig Laughlin, president, director, and principal stockholder, without charge, so that we can preserve our capital. The costs associated with the use of the telephone and mailing address are deemed insignificant, as our officer uses the telephone and mailing address d almost entirely by for other business purposes. Mr. Laughlin is under no legal obligation to provide rent-free office space.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such proceedings by or against SimplaGene USA have been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a shareholder vote during the quarter ended August 31, 2005.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quotations for the common stock of SimplaGene USA are included in the NASD’s Bulletin Board system under the symbol “SMPG.” The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board. Such prices are based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended:	High Bid ($)	Low Bid ($)
November 30, 2003	0.51	0.25
February 29, 2004	0.55	0.51
May 31, 2004	0.60	0.40
August 31, 2004	0.40	0.40

The last trade in the common stock of SimplaGene USA was in October 2004 at a price of $0.40 per share. Although quotations for the common stock appear on the OTC Bulletin Board (bid price $0.30 per share and asked price of $0.51 per share on December 12, 2005), the absence of any transactions in the common stock in over a year indicates there is no established trading market for the common stock. Consequently, SimplaGene USA is of the opinion that any published prices for the year ended August 31, 2005, or at present cannot be attributed to a liquid and active trading market and, therefore, do not indicate any meaningful market value.

Since inception, no dividends have been paid on the common stock. SimplaGene USA intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. At August 31, 2005 there were approximately 192 holders of record of the common stock.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of operation

SimplaGene USA is no longer engaged in active business operations and is seeking a business venture in which to participate. The selection of a business venture in which to participate is complex and risky and will be made by Company management and directors in the exercise of their business judgment. There is no assurance that SimplaGene USA will be able to identify and align itself with, through a merger or other types of business relationships, any business venture that will ultimately prove to be beneficial to SimplaGene USA and its shareholders. See item 1 above “Description of Business” for a more complete discussion.

SimplaGene USA’s current operating plan is to handle the administrative and reporting requirements of a public company. At present, SimplaGene USA has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that SimplaGene USA will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that SimplaGene USA would be successful in consummating any business venture on favorable terms, if at all, or that it will be able to profitably manage the business venture it acquires. These circumstances raise substantial doubt about the ability of SimplaGene USA to continue as a going concern.

At August 31, 2005, SimplaGene USA had working capital of $49,158, which consisted entirely of cash. Management believes that SimplaGene USA has sufficient cash and short-term investments to meet the anticipated needs of SimplaGene USA’s activities through the next 12 months. However, there can be no assurances to that effect, as SimplaGene USA has no significant revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

Caution regarding forward-looking information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects”and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of SimplaGene USA, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

ITEM 8B.  OTHER INFORMATION

On December 10, 2005, there was a change in control of SimplaGene USA, certain directors and officers resigned their positions, and a new president was elected. See the discussion under “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act,” below.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and officers

Our business will be managed by our officers and directors. The following persons are the officers and directors of SimplaGene USA:

Name	Age	Position	Since
Craig S. Laughlin	55	President, Secretary and Director	August 2002

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of our board. Due to the fact SimplaGene USA has no active operations and its assets consist entirely of cash, the board of directors determined that it is not necessary or practical for SimplaGene USA to establish an audit committee or recruit a financial expert to serve on the board.

Biographies

The following are brief biographies of the officers and directors:

Craig S. Laughlin, President, Secretary, and Director. Mr. Laughlin is the founder and President of SRC Funding, Inc., which has provided for the past five years corporate and business consulting services to early stage companies. From June 2001, to the present, he has served as chairman and secretary of Merlin Marketing International, Inc., a privately held Nevada corporation engaged in the business of distributing consumer products.

He has served for the past five years and continues to serve as a director of Gold Standard Medical, Inc., a company that holds certain patent rights to a blood gas monitoring device, but has suspended further research and development of the technology pending reorganization of the company and obtaining additional capital. See the discussion below regarding Mr. Laughlin’s involvement in blank check companies.

Mr. Laughlin became a director of Dotronix, Inc., a publicly held shell corporation seeking a business acquisition, in June 2005 and an officer in September 2005. The possibility exists that Mr. Laughlin could become an officer and/or director of other shell companies in the future, although he has no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of SimplaGene USA’s officers and directors as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of SimplaGene USA. Failure by management to conduct the SimplaGene USA’s business in its best interests may result in liability of management to the stockholders.

Compliance with Section 16(a) of the Exchange Act

SimplaGene USA does not have a class of securities registered under Sections 12(b) or 12(g) of the Exchange Act and files this and other reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Exchange Act. Therefore, Section 16(a) is not applicable to SimplaGene USA or its control persons.

Code of ethics

SimplaGene USA has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, and principal accounting officer or controller, a copy of which will be provided to any person, free of charge, upon request. A request for a copy of the Code of Ethics should be in writing and sent to SimplaGene USA, Inc., Attn: Craig Laughlin, 11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305.

Recent change in control

Dr. Xinbo Wang, Jingwei Wang, and Jing Deng, who are former officers, directors, and stockholders of SimplaGene USA, were the President, Chief Executive Officer, and Vice President, respectively, of Ningbo SimplaGene Institute. Further, Dr. Xinbo Wang was the sole owner of Ningbo SimplaGene Institute. Ningbo SimplaGene Institute recently curtailed its business and sold a number of its assets, including a substantial portion of its blood samples, and Dr. Xinbo Wang, Jingwei Wang, and Jing Deng have apparently experienced financial and legal problems that SimplaGene USA has been unable to identify because of the difficulty in obtaining such information in the People’s Republic of China. As a result of these circumstances and the determination SimplaGene USA’s business with Ningbo SimplaGene Institute, Craig Laughlin negotiated for and acquired on December 10, 2005, from Xinbo Wang, Jingwei Wang, and Jing Deng all of their shares of common stock in SimplaGene USA, which totals 1,412,300 shares, for $180,000. After the acquisition Mr. Laughlin holds 1,899,300 shares of common stock, which is 64.4 percent of the issued and outstanding shares. As a result of the transaction Mr. Laughlin acquired majority voting control of SimplaGene USA. At the time of the change in stock ownership each of Dr. Xinbo Wang, Jingwei Wang, and Jing Deng resigned their positions as officers and directors of SimplaGene USA, sand Craig Laughlin was elected President.

ITEM 10.  EXECUTIVE COMPENSATION

Our sole executive officer will render services on a part-time basis as required for our limited activities. Our executive officer will provide such services without compensation in consideration of the benefits he may derive as a stockholder from the future acquisition of a business venture by SimplaGene USA.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table sets forth as of December 12, 2005, the number and percentage of the outstanding shares of common stock which, according to the information supplied to SimplaGene USA, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Craig Laughlin is the sole officer, director, and 5% stockholder of SimplaGene USA, and holds sole voting and dispositive power with respect to all shares beneficially owned.

Name and Address	Number of Shares	Percent of Class
Craig Laughlin	1,899,300	64.4
11900 Wayzata Way, Suite 100
Hopkins, MN 55305

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Xinbo Wang, a former officer, director, and principal stockholder advanced $11,800 to SimplaGene USA to fund payment of the marketing agreement we entered into in 2004. The advance was non-interest bearing and was repaid in fiscal year 2005.

We have no corporate office space under lease at this time. We use approximately 250 square feet of office space and telephone service at 11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305, provided by Craig Laughlin, president, director, and principal stockholder, without charge, so that we can preserve our capital. The costs associated with the use of the office space and telephone are deemed insignificant, as our officer uses these items for other business purposes. Mr. Laughlin is under no legal obligation to provide rent-free office space and equipment.

ITEM 13.   EXHIBITS

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Articles of Incorporation *
3.2	By-Laws *
31.1	Certification of the Chief Executive Officer and Chief Financial Officer
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     These documents are included as exhibits to SimplaGene USA’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on December 12, 2003 and are incorporated herein by this reference

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

SimplaGene USA paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, either S. W. Hatfield, CPA of Dallas, Texas:

	Year ended August 31, 2005	Year ended August 31, 2004
1. Audit fees	$4,313	$4,950
2. Audit-related fees	--	--
3. Tax fees	525	--
4. All other fees	--	--

Totals	$4,838	$4,950

SimplaGene USA has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is SimplaGene USA’s defacto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and SimplaGene USA that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board also discussed with management, the internal auditors, if any, and SimplaGene USA’s independent auditors the quality and adequacy of SimplaGene USA’s internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by SimplaGene USA’s auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”.

The Board reviewed the audited consolidated financial statements of SimplaGene USA as of and for the years ended August 31, 2005 and 2004, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of SimplaGene USA’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved SimplaGene USA’s audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended August 31, 2005, for filing with the Securities and Exchange Commission.

SimplaGene USA’s principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLAGENE USA, INC.

Dated: December 14, 2005	By:	/s/ Craig S. Laughlin
Craig S. Laughlin, President Chief Executive Officer Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Craig S. Laughlin	Date: December 14, 2005
Craig Laughlin, Director

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act
By Registrants Which Have Not registered Securities Pursuant to Section 12 of the Act

No annual report to stockholders or proxy materials were disseminated to the stockholders of SimplaGene USA, Inc., during the fiscal year ended August 31, 2005.

SIMPLAGENE USA, INC.

CONTENTS

Page

Report of Independent Certified Public Accountants	F-2
Financial Statements
Balance Sheets
as of August 31, 2005 and 2004	F-3
Statements of Operations
for the years ended August 31, 2005 and 2004 and
for the period from August 2, 2002 (date of
incorporation) through August 31, 2005	F-4
Statement of Changes in Shareholders' Equity
for the period from August 2, 2002 (date of
incorporation) through August 31, 2005	F-5
Statements of Cash Flows
for the years ended August 31, 2005 and 2004 and
for the period from August 2, 2002 (date of
incorporation) through August 31, 2005	F-6
Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SimplaGene USA, Inc.

We have audited the accompanying balance sheets of SimplaGene USA, Inc. (a Nevada corporation and a development stage company) as of August 31, 2005 and 2004 and the related statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the years ended August 31, 2005 and 2004 and for the period from August 2, 2002 (date of incorporation) through August 31, 2005, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SimplaGene USA, Inc. as of August 31, 2005 and 2004 and the results of its operations and cash flows for each of the years ended August 31, 2005 and 2004 and the period from August 2, 2002 (date of incorporation) through August 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/
S.W. HATFIELD, CPA

Dallas, Texas
December 5, 2005

SIMPLAGENE USA, INC.

(a development stage enterprise)

BALANCE SHEETS

August 31, 2005 and 2004

	August 31, 2005	August 31, 2004

ASSETS
Current assets
Cash on hand and in bank	$49,235	$76,159

Total current assets	49,235	76,159

Total Assets	$49,235	$76,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$77	$315
Advances from shareholder	--	12,400

Total current liabilities	77	12,715

Commitments and contingencies
Stockholders' equity
Preferred stock - $0.001 par value
10,000,000 shares authorized
None issued and outstanding	--	--
Common stock - $0.001 par value
50,000,000 shares authorized
2,950,000 shares issued and outstanding, respectively	2,950	2,950
Additional paid-in capital	94,466	94,466
Deficit accumulated during the development stage	(48,258)	(33,972)

Total stockholders' equity	49,158	63,444

Total Liabilities and Stockholders' Equity	$49,235	$76,159

The accompanying notes are an integral part of these financial statements.

SIMPLAGENE USA, INC.

(a development stage enterprise)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years ended August 31, 2005 and 2004 and
Period from August 2, 2002 (date of incorporation) through August 31, 2005

	Year ended August 31, 2005	Year ended August 31, 2004	Period from August 2, 2002 (date of incorporation) through August 31, 2005
Revenues	$--	$--	$--
Cost of Sales	--	--	--

Gross Profit	--	--	--
Operating expenses
Selling and marketing expenses	4,605	11,800	16,405
Organizational and start-up costs	--	--	4,679
General and administrative expenses	9,681	12,474	27,174
Depreciation and amortization	--	--	--

Total operating expenses	14,286	24,274	48,258

Loss from operations and
before provision for income taxes	(14,286)	(24,274)	(48,258)
Provision for income taxes	--	--	--

Net Income (Loss)	(14,286)	(24,274)	(48,258)
Other comprehensive income	--	--	--

Comprehensive Income (Loss)	$(14,286)	$(24,274)	$(48,258)

Loss per weighted-average share
of common stock outstanding,
computed on net loss
- basic and fully diluted	nil	$(0.01)	$(0.02)

Weighted-average number
of common shares outstanding	2,950,000	2,950,000	2,724,178

The accompanying notes are an integral part of these financial statements.

SIMPLAGENE USA, INC.

(a development stage enterprise)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended August 2, 2002 (date of incorporation) and 2004 through August 31, 2005

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Common stock
issued at initial
capitalization	1,950,000	$1,950	$17,550	$--	$19,500
Net income
for the period	--	--	--	--	--

Balances at
August 31, 2002	1,950,000	1,950	17,550	--	19,500
Sale of common stock	1,000,000	1,000	99,000	--	100,000
Less costs of raising capital	--	--	(22,084)	--	(22,084)
Net loss for the period	--	--	--	(9,698)	(9,698)

Balances at
August 31, 2003	2,950,000	2,950	94,466	(9,698)	87,718
Net loss for the period	--	--	--	(24,274)	(24,274)

Balances at
August 31, 2004	2,950,000	2,950	94,466	(33,972)	63,444
Net loss for the period	--	--	--	(14,286)	(14,286)

Balances at
August 31, 2005	2,950,000	$2,950	$94,466	$(48,258)	$49,158

The accompanying notes are an integral part of these financial statements.

SIMPLAGENE USA, INC.

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

Years ended August 31, 2005 and 2004 and
Period from August 2, 2002 (date of incorporation) through August 31, 2005

	Year ended August 31, 2005	Year ended August 31, 2004	Period from August 2, 2002 (date of incorporation) through August 31, 2005
Cash flows from operating activities
Net income (loss) for the period	$(14,286)	$(24,274)	$(48,258)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	--	--	--
Increase (Decrease) in
Accounts Payable - trade	(238)	315	77

Net cash used in operating activities	(14,524)	(23,959)	(48,181)
Cash flows from investing activities	--	--	--

Cash flows from financing activities
Cash advanced by shareholder	4,400	11,800	16,800
Cash repaid to shareholder	(16,800)	--	(16,800)
Proceeds from sale of common stock	--	--	119,500
Cash paid to raise capital	--	--	(22,084)

Net cash provided by financing activities	(12,400)	11,800	97,416

Increase in Cash	(26,924)	(12,159)	49,235
Cash at beginning of period	76,159	88,318	--

Cash at end of period	$49,235	$76,159	$49,235

Supplemental disclosure of
interest and income taxes paid
Interest paid for the period	$--	$--	$--

Income taxes paid for the period	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

SIMPLAGENE USA, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE A —Organization and Description of Business

SimplaGene USA, Inc. (Company) was incorporated on August 2, 2002 under the laws of the State of Nevada. The Company was formed to market hepatitis B virus (HBV) genetic data gathered by Ningbo SimplaGene Institute, a Chinese research institute, to pharmaceutical firms and research organizations.

In November 2004, the Company’s U. S. based management discovered that Ningbo SimplaGene Institute had substantially curtailed its business and sold a number of its assets, including a substantial portion of its blood samples. As a result of these developments, the marketing agreement with Ningbo SimplaGene Institute was terminated and the Company has does not have access to any saleable product, as anticipated in it’s initial business plan.

Management has determined that it is in the best interests of the Company, and it’s shareholders, to abandon its prior business plan and seek an opportunity to participate with the limited resources remaining in another business venture that management believes has potential for being successful.

The Company is no longer engaged in active business operations and is seeking a business venture in which to participate. The selection of a business venture in which to participate is complex and risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and align itself with, through a merger or other types of business relationships, any business venture that will ultimately prove to be beneficial to the Company and its shareholders.

As the Company has never implemented any business plan and has had no substantial assets or operations since inception, it is considered in the development stage.

NOTE B —Preparation of Financial Statements

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

SIMPLAGENE USA, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE C — Going Concern Uncertainty — Continued

Since May 15, 2004, the Company attempted to market hepatitis B virus (HBV) genetic data gathered by Ningbo SimplaGene Institute, a Chinese related party research institute, to pharmaceutical firms and research organizations through a Marketing Agreement with Ningbo Freetrade Zone Aipuweixi Trading Co., Ltd. (Ningbo Freetrade), located in Ningbo, Zhejiang Province, China (an unrelated entity).

In November 2004, the Company’s U. S. based management discovered that Ningbo SimplaGene Institute had substantially curtailed its business and sold a number of its assets, including a substantial portion of its blood samples. As a result of these developments, the marketing agreement with Ningbo SimplaGene Institute was terminated and the Company has does not have access to any saleable product, as anticipated in its initial business plan.

Management has determined that it is in the best interests of the Company, and its shareholders, to abandon its prior business plan and seek an opportunity to participate with the limited resources remaining in another business venture that management believes has potential for being successful.

The Company is no longer engaged in active business operations and is seeking a business venture in which to participate. The selection of a business venture in which to participate is complex and risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and align itself with, through a merger or other types of business relationships, any business venture that will ultimately prove to be beneficial to the Company and its shareholders.

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

NOTE D — Summary of Significant Accounting Policies - Continued

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

4.    Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At August 31, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of August 31, 2005 and 2004, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

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

As of August 31, 2005 and 2004, the Company has no outstanding stock options and warrants which would be deemed dilutive.

NOTE E — Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

SIMPLAGENE USA, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE E — Fair Value of Financial Instruments - Continued

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

NOTE F — Advances from Shareholder

Through Fiscal 2005, the Company was advanced approximately an aggregate of 16,800 by the Company’s President and controlling shareholder, Xinbo Wang, for the purpose of funding the Company’s Marketing Agreement and to provide working capital. These advances are non-interest bearing and were repayable upon demand. All advances were repaid in full by August 31, 2005.

NOTE G — Income Taxes

The components of income tax (benefit) expense for the years ended August 31, 2005 and 2004 and for the period from August 2, 2002 (date of inception) through August 31, 2005, are as follows:

	Year ended August 31, 2005	Year ended August 31, 2004	Period from August 2, 2002 (date of incorporation) through August 31, 2005
Federal:
Current	$--	$--	$--
Deferred	--	--	--

	--	--	--

State:
Current	--	--	--
Deferred	--	--	--

Total	$--	$--	$--

As of August 31, 2005, the Company has a net operating loss carryforward of approximately $46,400 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control among shareholders controlling 5.0% or more of the Company’s issued and outstanding common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

(Remainder of this page left blank intentionally)

SIMPLAGENE USA, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE G — Income Taxes — Continued

The Company’s income tax expense (benefit) for each of the years ended August 31, 2005 and 2004 and for the period from August 2, 2002 (date of inception) through August 31, 2005, respectively, differed from the statutory rate of 34% as follows:

	Year ended August 31, 2005	Year ended August 31, 2004	Period from August 2, 2002 (date of incorporation) through August 31, 2005
Statutory rate applied to
income (loss) before income taxes	$(4,860)	$(8,250)	$(16,400)
Increase (decrease) in income taxes
resulting from:
State income taxes	--	--	--
Difference between book method and statutory
recognition differences on organization costs	(320)	(320)	640
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	5,180	8,570	15,760

Income tax expense	$--	$--	$--

Temporary differences, traditionally consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities, where present and applicable, give rise to deferred tax assets and liabilities as of August 31, 2005 and 2004, respectively:

	August 31, 2005	August 31, 2004
Deferred tax assets
Net operating loss carryforwards	$15,800	$10,600
Less valuation allowance	(15,800)	(10,600)

Net Deferred Tax Asset	$--	$--

During each of the years ended August 31, 2005 and 2004, respectively, the valuation allowance increased by approximately $5,200 and $8,100.

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

SIMPLAGENE USA, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE I — Commitments

On May 15, 2004, the Company entered into a Marketing Agreement with Ningbo Freetrade Zone Aipuweixi Trading Co., Ltd. (an unrelated party) (Ningbo Freetrade), located in Ningbo, Zhejiang Province, China whereby Ningbo Freetrade will provide all marketing activities related to the Company’s HBV DNA data and data processing results in the United States of America and Canada. This agreement is for an initial term of six (6) months and requires an initial payment of $3,000 USD and a monthly payment of $2,200 USD. Further, Ningbo Freetrade will receive a commission of 20% of the retail selling price of any products sold through Ningbo Freetrade’s efforts. As of August 31, 2005, all amounts due to Ningbo Freetrade have been paid in full and no sales transactions triggering the commission payment have been consummated.

NOTE J — Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended August 31, 2005 and 2004, respectively.

	Quarter ended November 30	Quarter ended February 28/29	Quarter ended May 31	Quarter ended August 31	Year ended August 31
Year ended August 31, 2005
Net revenues	$--	$--	$--	$--	$--
Gross profit	--	--	--	--	--
Net loss from operations	(6,163)	(3,471)	(4,171)	(481)	(14,286)
Basic and fully diluted
earnings per share	nil	nil	nil	nil	nil
Weighted-average
number of shares
outstanding	2,950,000	2,950,000	2,950,000	2,950,000	2,950,000
Year ended August 31, 2004
Net revenues	$--	$--	$--	$--	$--
Gross profit	--	--	--	--	--
Net loss from operations	(3,268)	(4,163)	(1,927)	(14,916)	(24,274)
Basic and fully diluted
earnings per share	nil	nil	nil	nil	(0.01)
Weighted-average
number of shares
outstanding	2,950,000	2,950,000	2,950,000	2,950,000	2,950,000

The Company experiences fluctuations in quarterly operating expenses, principally an expired marketing contract and professional services, which are charged to expense as the services are incurred.

NOTE K — Subsequent Event — Abandonment of Initial Business Plan

In November 2004, the Company’s U. S. based management discovered that Ningbo SimplaGene Institute had substantially curtailed its business and sold a number of its assets, including a substantial portion of its blood samples. As a result of these developments, the marketing agreement with Ningbo SimplaGene Institute was terminated and the Company does not have access to any saleable product, as anticipated in its initial business plan.

Management has determined that it is in the best interests of the Company, and its shareholders, to abandon its initial business plan and seek an opportunity to participate with the available remaining resources in another to-be-determined business venture which management believes has the appropriate, in management’s opinion, potential for being successful.