Form 10QSB
period 2005-11-30
SIMPLAGENE USA INC
filed 2006-01-17
CIK 1192323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2005

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from ________ to ________

Commission File No. 333-100110

SimplaGene USA, Inc
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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: January 13, 2006: 2,950,000

Transitional Small Business Disclosure Format (check one):    YES [   ] NO [ X]

SimplaGene USA, Inc.

(a development stage enterprise)

Form 10-QSB for the Quarter ended November 30, 2005

Table of Contents

Page

Part I - Financial Information

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis or Plan of Operation	14

Item 3	Controls and Procedures	14

Part II - Other Information

Item 1	Legal Proceedings	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6	Exhibits	15

Signatures	15

PART I

Item 1 - Financial Statements

SimplaGene USA, Inc.

(a development stage enterprise)

Balance Sheets

November 30, 2005 and 2004

(Unaudited)

	November 30, 2005	November 30, 2004

ASSETS
Current Assets
Cash in bank	$47,820	$73,481

Total Assets	$47,820	$73,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable - trade	$1,496	$--
Loans from officer/shareholder	--	16,200

Total Liabilities	1,496	16,200

Commitments and Contingencies
Shareholders’ Equity
Preferred stock - $0.001 par value
10,000,000 shares authorized
None issued and outstanding	--	--
Common stock - $0.001 par value
50,000,000 shares authorized
2,950,000 shares issued and outstanding	2,950	2,950
Additional paid-in capital	94,466	94,466
Deficit accumulated during the development stage	(51,092)	(40,135)

Total Stockholders’ Equity	46,324	57,281

Total Liabilities and Stockholders’ Equity	$47,820	$73,481

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SimplaGene USA, Inc.

(a development stage enterprise)

Statements of Operations and comprehensive Loss

three months ended November 30, 2005 and 2004 and
Period from August 2, 2002 (date of inception) through November 30, 2005

(Unaudited)

	Three months ended November 30, 2005	Three months ended November 30, 2004	Period from August 2, 2002 (date of inception) through November 30, 2005
Revenues	$--	$--	$--
Cost of Sales	--	--	--

Gross Profit	--	--	--

Operating expenses
Marketing and selling expenses	--	4,425	16,225
Organizational and start-up costs	--	--	4,679
General and administrative expenses	2,834	1,738	30,188
Depreciation and amortization	--	--	--

Total operating expenses	2,834	6,163	51,092

Loss from operations and
before provision for income taxes	(2,834)	(6,163)	(51,092)

Provision for income taxes	--	--	--

Net Income	(2,834)	(6,163)	(51,092)

Other comprehensive income	--	--	--

Comprehensive Loss	$(2,834)	$(6,163)	$(51,092)

Loss per weighted-average share
of common stock outstanding,
computed on net loss -
basic and fully diluted	nil	nil	$(0.02)

Weighted-average number
of common shares outstanding	2,950,000	2,950,000	2,741,077

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SimplaGene USA, Inc.

(a development stage enterprise)

Statements of Cash Flows

three months ended November 30, 2005 and 2004 and
Period from August 2, 2002 (date of inception) through November 30, 2005

(Unaudited)

	Three months ended November 30, 2005	Three months ended November 30, 2004	Period from August 2, 2002 (date of inception) through November 30, 2005
Cash Flows from Operating Activities
Net Loss	$(2,834)	$(6,163)	$(51,092)
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation	--	--	--
Increase (Decrease) in Accounts payable-trade	1,419	(315)	1,496

Net cash used in operating activities	(1,415)	(6,478)	(49,596)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash advanced by officer/shareholder	--	4,400	16,800
Cash repaid to officer shareholder	--	(600)	(16,800)
Proceeds from sale of common stock	--	--	119,500
Cash paid to raise capital	--	--	(22,084)

Net cash provided by financing activities	--	3,800	97,416

Increase (Decrease) in
Cash and Cash Equivalents	(1,415)	(4,678)	47,820
Cash and cash equivalents at beginning of period	49,235	76,159	--

Cash and cash equivalents at end of period	$47,820	$73,481	$47,820

Supplemental Disclosures of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--

Income taxes paid (refunded)	$--	$--	$--

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

In November 2005, the Company’s U. S. based management discovered that Ningbo SimplaGene Institute had substantially curtailed its business and sold a number of its assets, including a substantial portion of its blood samples. As a result of these developments, the marketing agreement with Ningbo SimplaGene Institute was terminated and the Company has does not have access to any saleable product, as anticipated in its initial business plan.

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

SimplaGene USA, Inc.

(a development stage enterprise)

Notes to Financial Statements - Continued

NOTE B - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended August 31, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2004.

NOTE C - Going Concern Uncertainty

In April 2003, the Company completed an initial public offering of common stock, has not completed implementation of a business plan and has not generated revenue producing transactions. Accordingly, the Company is considered in the development stage.

From inception through November 2005, the Company attempted to market hepatitis B virus (HBV) genetic data gathered by Ningbo SimplaGene Institute, a Chinese related party research institute, to pharmaceutical firms and research organizations through a Marketing Agreement with Ningbo Freetrade Zone Aipuweixi Trading Co., Ltd. (Ningbo Freetrade), located in Ningbo, Zhejiang Province, China (an unrelated entity).

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

SimplaGene USA, Inc.

(a development stage enterprise)

Notes to Financial Statements - Continued

NOTE C - Going Concern Uncertainty - Continued

The Company’s management continues to believe that the proceeds from the Company’s initial capitalization and initial public offering of common stock will be sufficient to maintain the corporate status of the Company in the immediate future. Because of the Company's lack of operating assets, the Company’s continuance may become dependent on either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

SimplaGene USA, Inc.

(a development stage enterprise)

Notes to Financial Statements - Continued

NOTE D - Summary of Significant Accounting Policies - Continued

4.    Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At November 30, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of September 30, 2005 and 2004, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

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

As of November 30, 2005 and 2004, the Company has no outstanding stock options and warrants which would be deemed dilutive.

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

NOTE F - Advances from Shareholder

Through August 31, 2005, the Company was advanced approximately an aggregate of $16,800 by the Company’s former President and then-controlling shareholder, Xinbo Wang, for the purpose of funding the Company’s Marketing Agreement and to provide working capital. These advances were non-interest bearing and were repaid in full as of August 31, 2005.

NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended November 30, 2005 and 2004 and for the period from August 2, 2002 (date of inception) through November 30, 2005, are as follows:

	Three months ended November 30, 2005	Three months ended November 30, 2004	Period from August 2, 2002 (date of inception) through November 30, 2005
Federal:
Current	$--	$--	$--

Deferred	--	--	--

State:
Current	--	--	--
Deferred	--	--	--

	--	--	--

Total	$--	$--	$--

As of November 30, 2005, the Company has a net operating loss carryforward of approximately $49,500 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control among shareholders controlling 5.0% or more of the Company’s issued and outstanding common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

SimplaGene USA, Inc.

(a development stage enterprise)

Notes to Financial Statements - Continued

NOTE G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the three month periods ended November 30, 2005 and 2004 and for the period from August 2, 2002 (date of inception) through November 30, 2005, respectively, differed from the statutory rate of 34% as follows:

	Three months ended November 30, 2005	Three months ended November 30, 2004	Period from August 2, 2002 (date of inception) through November 30, 2005
Statutory rate applied to loss
before income taxes	$(965)	$(2,095)	$(17,375)
Increase (decrease) in income taxes
resulting from:
State income taxes	--	--	--
Difference between book method and
statutory recognition differences on
organization costs	(80)	(80)	560
Other, including reserve for deferred tax
asset and application of net operating
loss carryforward	1,045	2,175	16,815

Income tax expense	$--	$--	$--

Temporary differences, traditionally consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities, where present and applicable, give rise to deferred tax assets and liabilities as of November 30, 2005 and 2004, respectively:

	November 30, 2005	November 30, 2004
Deferred tax assets
Net operating loss carryforwards	$16,815	$12,770
Less valuation allowance	(16,815)	(12,770)

Net Deferred Tax Asset	$--	$--

During each of the three month periods ended November 30, 2005 and 2004, respectively, the valuation allowance increased by approximately $1,045 and $2,170.

SimplaGene USA, Inc.

(a development stage enterprise)

Notes to Financial Statements - Continued

NOTE H - Equity Transactions

On April 16, 2003, the Company completed the sale of an aggregate of 1,000,000 shares of its common stock for aggregate proceeds of approximately $100,000, in satisfaction of the offering requirement of its self-underwritten public offering of securities, pursuant to a Registration Statement Under The Securities Act of 1933 on Form SB-2. Offering proceeds were released from escrow in April 2003 pursuant to the terms of the offering as detailed in the Company's prospectus dated January 9, 2003. On April 16, 2003, the Company closed its self-underwritten public offering of securities.

NOTE I - Commitments

On May 15, 2004, the Company entered into a Marketing Agreement with Ningbo Freetrade Zone Aipuweixi Trading Co., Ltd. (an unrelated party) (Ningbo Freetrade), located in Ningbo, Zhejiang Province, China whereby Ningbo Freetrade would provide all marketing activities related to the Company’s HBV DNA data and data processing results in the United States of America and Canada. This agreement was for an initial term of six (6) months and required an initial payment of $3,000 USD and monthly payments of $2,200 USD. Further, Ningbo Freetrade would receive a commission of 20% of the retail selling price of any products sold through Ningbo Freetrade’s efforts. As of August 31, 2005, all amounts due to Ningbo Freetrade have been paid in full and no sales transactions triggering the commission payment have been consummated.

SimplaGene USA, Inc.

(a development stage enterprise)

Notes to Financial Statements - Continued

NOTE J - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the fiscal years ended August 31, 2006, 2005 and 2004, respectively.

	Quarter ended November 30	Quarter ended February 28/29	Quarter ended May 31	Quarter ended August 31	Year ended August 31
Year ended August 31, 2006
Net revenues	$--				-
Gross profit	--
Net loss from operations	(2,834)
Basic and fully diluted
earnings per share	nil
Weighted-average
number of shares
outstanding	2,950,000
Year ended August 31, 2005
Net revenues	$--	$--	$--	$--	$--
Gross profit	--	--	--	--	--
Net loss from operations	(6,163)	(3,471)	(4,171)	(481)	(14,286)
Basic and fully diluted
earnings per share	nil	nil	nil	nil	nil
Weighted-average
number of shares
outstanding	2,950,000	2,950,000	2,950,000	2,950,000	2,950,000
Year ended August 31, 2004
Net revenues	$--	$--	$--	$--	$--
Gross profit	--	--	--	--	--
Net loss from operations	(3,268)	(4,163)	(1,927)	(14,916)	(24,274)
Basic and fully diluted
earnings per share	nil	nil	nil	nil	(0.01)
Weighted-average
number of shares
outstanding	2,950,000	2,950,000	2,950,000	2,950,000	2,950,000

The Company experiences fluctuations in quarterly operating expenses, principally an expired marketing contract and professional services, which are charged to expense as the services are incurred.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

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

At November 30, 2005, SimplaGene USA had working capital of $46,324, which consisted entirely of cash. Management believes that SimplaGene USA has sufficient cash and short-term investments to meet the anticipated needs of SimplaGene USA's activities through the next 12 months. However, there can be no assurances to that effect, as SimplaGene USA has no significant revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, on November 30, 2005, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 5 - Other Information

None

Item 6 - Exhibits

Exhibits

31.1     Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1     Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SimplaGene USA, Inc.

Dated: January 17, 2006	/s/ Craig S. Laughlin
Craig S. Laughlin, President Chief Executive Officer, Principal Financial and Accounting Office