Form 10QSB
period 2006-02-28
SIMPLAGENE USA INC
filed 2006-04-03
CIK 1192323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: March 15, 2006: 2,950,000

Transitional Small Business Disclosure Format (check one):    YES [   ] NO [ X]

SimplaGene USA, Inc.

(a development stage enterprise)

Form 10-QSB for the Quarter ended February 28, 2006

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

PART I

Item 1 - Financial Statements

SimplaGene USA, Inc.

(a development stage enterprise)

Balance Sheets

February 28, 2006 and 2005

(Unaudited)

	February 28, 2006	February 28, 2005

ASSETS
Current Assets
Cash in bank	$28,762	$70,010

Total Assets	$28,762	$70,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable - trade	$--	$--
Loans from officer/shareholder	--	16,200

Total Liabilities	--	16,200

Commitments and Contingencies
Shareholders’ Equity
Preferred stock - $0.001 par value
10,000,000 shares authorized
None issued and outstanding	--	--
Common stock - $0.001 par value
50,000,000 shares authorized
2,950,000 shares issued and outstanding	2,950	2,950
Additional paid-in capital	94,466	94,466
Deficit accumulated during the development stage	(68,654)	(43,606)

Total Stockholders’ Equity	28,762	53,810

Total Liabilities and Stockholders’ Equity	$28,762	$70,010

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SimplaGene USA, Inc.

(a development stage enterprise)

Statements of Operations and comprehensive Loss

Six and three months ended February 28, 2006 and 2005 and
Period from August 2, 2002 (date of inception) through February 28, 2006

(Unaudited)

	Six months ended February 28, 2006	Six months ended February 28, 2005	Three months ended February 28, 2006	Three months ended February 28, 2005	Period from August 2, 2002 (date of inception) through February 28, 2006
Revenues	$--	$--	$--	$--	$--
Cost of Sales	--	--	--	--	--

Gross Profit	--	--	--	--	--

Operating expenses
Organizational and start-up costs	--	--	--	--	4,679
Selling and marketing expenses	--	4,605	--	180	16,405
Selling, general and
administrative expenses	20,396	5,029	17,562	3,291	47,570
Depreciation and amortization	--	--	--	--	--

Total operating expenses	20,396	9,634	17,562	3,471	68,654

Loss from operations and
before provision for
income taxes	(20,396)	(9,634)	(17,562)	(3,471)	(68,654)
Provision for income taxes	--	--	--	--	--

Net Loss	(20,396)	(9,634)	(17,562)	(3,471)	(68,654)
Other comprehensive income	--	--	--	--	--

Comprehensive Loss	$(20,396)	$(9,634)	$(17,562)	$(3,471)	$(68,654)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.01)	nil	$(0.01)	nil	$(0.02)

Weighted-average number
of common shares outstanding	2,950,000	2,950,000	2,950,000	2,950,000	2,755,475

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SimplaGene USA, Inc.

(a development stage enterprise)

Statements of Cash Flows

Six months ended February 28, 2006 and 2005 and
Period from August 2, 2002 (date of inception) through February 28, 2006

(Unaudited)

	Six months ended February 28, 2006	Six months ended February 28, 2005	Period from August 2, 2002 (date of inception) through February 28, 2006
Cash Flows from Operating Activities
Net Loss	$(20,396)	$(9,634)	$(68,654)
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation	--	--	--
Increase (Decrease) in Accounts payable-trade	(77)	(315)	--

Net cash used in operating activities	(20,473)	(6,949)	(68,654)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash advanced by officer/shareholder	--	4,400	16,800
Cash repaid to officer shareholder	--	(600)	(16,800)
Proceeds from sale of common stock	--	--	119,500
Cash paid to raise capital	--	--	(22,084)

Net cash provided by financing activities	--	3,800	97,416

Increase (Decrease) in
Cash and Cash Equivalents	(20,473)	(6,149)	28,762
Cash and cash equivalents at beginning of period	49,235	76,159	--

Cash and cash equivalents at end of period	$28,762	$70,010	$28,762

Supplemental Disclosures of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--

Income taxes paid (refunded)	$--	$--	$--

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

In November 2005, the Company’s U. S. based management discovered that Ningbo SimplaGene Institute had substantially curtailed its business and sold a number of its assets, including a substantial portion of its blood samples. As a result of these developments, the marketing agreement with Ningbo SimplaGene Institute was terminated and the Company did not have access to any saleable product, as anticipated in its initial business plan.

Management determined in November 2005 that it would be in the best interests of the Company, and its shareholders, to abandon its initial business plan and seek an opportunity to participate with the available remaining resources in another to-be-determined business venture which management believes has the appropriate, in management’s opinion, potential for being successful. The selection of a business venture in which to participate is complex and risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and align itself with, through a merger or other types of business relationships, any business venture that will ultimately prove to be beneficial to the Company and its shareholders.

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

SimplaGene USA, Inc.

(a development stage enterprise)

Notes to Financial Statements - Continued

NOTE B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending August 31, 2006.

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

3.    Deferred public offering costs

The Company uses the asset and liability method of accounting for income taxes. At February 28, 2006 and 2005, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of February 28, 2006 and 2005, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

4.    Income Taxes

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

As of February 28, 2006 and 2005, the Company has no outstanding stock options and warrants which would be deemed dilutive.

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

NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended February 28, 2006 and 2005 and for the period from August 2, 2002 (date of inception) through February 28, 2006, are as follows:

	Six months ended February 28, 2006	Six months ended February 28, 2005	Period from August 2, 2002 (date of inception) through February 28, 2006
Federal:
Current	$--	$--	$--

Deferred	--	--	--

State:
Current	--	--	--
Deferred	--	--	--

	--	--	--

Total	$--	$--	$--

As of February 28, 2006, the Company has a net operating loss carryforward of approximately $17,600, as a result of a November 2005 change in control, to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control among shareholders controlling 5.0% or more of the Company’s issued and outstanding common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

SimplaGene USA, Inc.

(a development stage enterprise)

Notes to Financial Statements - Continued

NOTE G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the six month periods ended February 28, 2006 and 2005 and for the period from August 2, 2002 (date of inception) through February 28, 2006, respectively, differed from the statutory rate of 34% as follows:

	Six months ended February 28, 2006	Six months ended February 28, 2006	Period from August 2, 2002 (date of inception) through February 28, 2006
Statutory rate applied to loss
before income taxes	$(6,934)	$(3,276)	$(23,342)
Increase (decrease) in income taxes
resulting from:
State income taxes	--	--	--
Difference between book method and
statutory recognition differences on
organization costs	(159)	(159)	478
Other, including reserve for deferred tax
asset and application of net operating
loss carryforward	7,093	3,435	22,864

Income tax expense	$--	$--	$--

Temporary differences, traditionally consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities, where present and applicable, give rise to deferred tax assets and liabilities as of February 28, 2006 and 2005, respectively:

	February 28, 2006	February 28, 2005
Deferred tax assets
Net operating loss carryforwards	$5,970	$14,031
Less valuation allowance	(5,970)	(14,031)

Net Deferred Tax Asset	$--	$--

During each of the six month periods ended February 28, 2006 and 2005, respectively, the valuation allowance increased by approximately $(6,367) and $3,435.

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

NOTE J - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the fiscal years ended August 31, 2006, 2005 and 2004, respectively.

	Quarter ended November 30	Quarter ended February 28/29	Quarter ended May 31	Quarter ended August 31	Year ended August 31
Year ended August 31, 2006
Net revenues	$--				-
Gross profit	--
Net loss from operations	(2,834)	(17,562)
Basic and fully diluted
earnings per share	nil	$(0.01)
Weighted-average
number of shares
outstanding	2,950,000	2,950,000
Year ended August 31, 2005
Net revenues	$--	$--	$--	$--	$--
Gross profit	--	--	--	--	--
Net loss from operations	(6,163)	(3,471)	(4,171)	(481)	(14,286)
Basic and fully diluted
earnings per share	nil	nil	nil	nil	nil
Weighted-average
number of shares
outstanding	2,950,000	2,950,000	2,950,000	2,950,000	2,950,000
Year ended August 31, 2004
Net revenues	$--	$--	$--	$--	$--
Gross profit	--	--	--	--	--
Net loss from operations	(3,268)	(4,163)	(1,927)	(14,916)	(24,274)
Basic and fully diluted
earnings per share	nil	nil	nil	nil	(0.01)
Weighted-average
number of shares
outstanding	2,950,000	2,950,000	2,950,000	2,950,000	2,950,000

The Company experiences fluctuations in quarterly operating expenses, principally an expired marketing contract and professional services, which are charged to expense as the services are incurred.

Part I - Item 2.

Management’s Discussion and Analysis or Plan of Operation

(1)     Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

(2)     Plan of Operation

SimplaGene USA, Inc. (Company) had no revenue for either of the six or three month periods ended February 28, 2006 and 2005, respectively.

General and administrative expenses for the six month periods ended February 28, 2006 and 2005 were approximately $20,396 and $9,635, respectively. Included in the expenses for the quarter ended February 28, 2006 were approximately $6,000 related to the November 2005 change in control and abandonment of the former business plan.

The Company is not engaged in active business operations and is seeking a business venture in which to participate. The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934. The selection of a business venture in which to participate is complex and risky and will be made by Company management and directors in the exercise of their business judgment. There is no assurance that the Company will be able to identify and align itself with, through a merger or other types of business relationships, any business venture that will ultimately prove to be beneficial to the Company and/or its shareholders.

At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any business venture on favorable terms, if at all, or that it will be able to profitably manage the business venture it acquires. These circumstances raise substantial doubt about the ability of the Company to continue as a going concern.

At February 28, 2006, SimplaGene USA had working capital of approximately $28,762, which consisted entirely of cash. Management believes that the Company has sufficient cash to meet the anticipated needs of the Company’s activities through the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should these persons fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company’s President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II Other Information

Item 1 - Legal Proceedings

None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

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

SimplaGene USA, Inc.

Dated: April 3, 2006	/s/ Craig S. Laughlin
Craig S. Laughlin, President, Director, Chief Executive Officer, and Chief Financial Officer