Form 10QSB
period 2006-05-31
SIMPLAGENE USA INC
filed 2006-07-19
CIK 1192323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended May 31, 2006

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

            500 BiCounty Blvd. Suite 400, Farmingdale, NY 11735-3940
                    (Address of principal executive offices)

                                 (631) 694-1111
                           (Issuer's telephone number)

                11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305
              (Former name, former address and former fiscal year,
                         if changed since last report)

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 19, 2006: 2,950,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

                 Form 10-QSB for the Quarter ended May 31, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           13

  Item 3 Controls and Procedures                                             14


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   15

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         15

  Item 3 Defaults Upon Senior Securities                                     15

  Item 4 Submission of Matters to a Vote of Security Holders                 15

  Item 5 Other Information                                                   15

  Item 6 Exhibits                                                            16

SIGNATURES                                                                   16

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)
                                 BALANCE SHEETS
                              May 31, 2006 and 2005

                                   (UNAUDITED)

                                                                  May 31, 2006       May 31, 2005
                                                                  ------------       ------------
                                     ASSETS
CURRENT ASSETS
   Cash in bank                                                     $ 20,741           $ 49,639
                                                                    --------           --------

      TOTAL ASSETS                                                  $ 20,741           $ 49,639
                                                                    --------           --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                         $     --           $     --
   Loans from officer/shareholder                                         --                 --
                                                                    --------           --------

      TOTAL LIABILITIES                                                   --                 --
                                                                    --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                          --                 --
   Common stock - $0.001 par value
     50,000,000 shares authorized
     2,950,000 shares issued and outstanding                           2,950              2,950
   Additional paid-in capital                                         94,466             94,466
   Deficit accumulated during the development stage                  (76,675)           (47,777)
                                                                    --------           --------

     TOTAL STOCKHOLDERS' EQUITY                                       20,741             49,639
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 20,741           $ 49,639
                                                                    ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              Nine and Three months ended May 31, 2006 and 2005 and
      Period from August 2, 2002 (date of inception) through May 31, 2006

                                   (UNAUDITED)

                                                                                                  Period from
                                                                                                 August 2, 2002
                              Nine months      Nine months      Three months     Three months  (date of inception)
                                 ended            ended            ended            ended           through
                              May 31, 2006     May 31, 2005     May 31, 2006     May 31, 2005     May 31, 2006
                              ------------     ------------     ------------     ------------     ------------
REVENUES                       $       --       $       --       $       --       $       --       $       --
COST OF SALES                          --               --               --               --               --
                               ----------       ----------       ----------       ----------       ----------

GROSS PROFIT                           --               --               --               --               --
                               ----------       ----------       ----------       ----------       ----------
OPERATING EXPENSES
   Organizational
    and start-up costs                 --               --               --               --            4,679
   Marketing and
    selling expenses                   --               --               --               --           16,405
   General and
    administrative
    expenses                       28,417           13,805            8,022            4,171           55,591
   Depreciation
    and amortization                   --               --               --               --               --
                               ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING EXPENSES           28,417           13,805            8,022            4,171           76,675
                               ----------       ----------       ----------       ----------       ----------
LOSS FROM OPERATIONS
 AND BEFORE PROVISION
 FOR INCOME TAXES                 (28,417)         (13,805)          (8,022)          (4,171)         (76,675)

PROVISION FOR
 INCOME TAXES                          --               --               --               --               --
                               ----------       ----------       ----------       ----------       ----------

NET LOSS                          (28,417)         (13,805)          (8,022)          (4,171)         (76,675)

OTHER COMPREHENSIVE
 INCOME                                --               --               --               --               --
                               ----------       ----------       ----------       ----------       ----------

COMPREHENSIVE LOSS             $  (28,417)      $  (13,805)      $   (8,022)      $   (4,171)      $  (76,675)
                               ==========       ==========       ==========       ==========       ==========

Loss per weighted-average
 share of common stock
 outstanding, computed
 on net loss - basic and
 fully diluted                        nil              nil              nil              nil              nil
                               ==========       ==========       ==========       ==========       ==========
Weighted-average
 number of common
 shares outstanding             2,950,000        2,950,000        2,950,000        2,950,000        2,768,276
                               ==========       ==========       ==========       ==========       ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                   Nine months ended May 31, 2006 and 2005 and
       Period from August 2, 2002 (date of inception) through May 31, 2006

                                   (UNAUDITED)

                                                                                                Period from
                                                                                              August 2, 2002
                                                       Nine months         Nine months      (date of inception)
                                                          ended               ended              through
                                                       May 31, 2006        May 31, 2005        May 31, 2006
                                                       ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                             $ (28,417)          $ (13,805)          $ (76,675)
   Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation                                              --                  --                  --
     Increase (Decrease) in
      Accounts payable-trade                                  (77)               (315)                 --
                                                        ---------           ---------           ---------
         NET CASH USED IN OPERATING ACTIVITIES            (28,494)            (14,120)            (76,675)
                                                        ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                           --                  --                  --
                                                        ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced by officer/shareholder                        --               4,400              16,800
   Cash repaid to officer/shareholder                          --             (16,800)            (16,800)
   Proceeds from sale of common stock                          --                  --             119,500
   Cash paid to raise capital                                  --                  --             (22,084)
                                                        ---------           ---------           ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES             --             (12,400)             97,416
                                                        ---------           ---------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (28,494)            (26,520)             20,741

Cash and cash equivalents at beginning of period           49,235              76,159                  --
                                                        ---------           ---------           ---------

Cash and cash equivalents at end of period              $  20,741           $  49,639           $  20,741
                                                        =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND
INCOME TAXES PAID
   Interest paid during the period                      $      --           $      --           $      --
                                                        =========           =========           =========
   Income taxes paid (refunded)                         $      --           $      --           $      --
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

In November 2005, the Company's U. S. based management discovered that Ningbo SimplaGene Institute had substantially curtailed its business and sold a number of its assets, including a substantial portion of its blood samples. As a result of these developments, the marketing agreement with Ningbo SimplaGene Institute was terminated and the Company has does not have access to any saleable product, as anticipated in it's initial business plan.

Management has determined that it is in the best interests of the Company, and it's shareholders, to abandon its initial business plan and seek an opportunity to participate with the available remaining resources in another to-be-determined business venture which management believes has the appropriate, in management's opinion, potential for being successful. The selection of a business venture in which to participate is complex and risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and align itself with, through a merger or other types of business relationships, any business venture that will ultimately prove to be beneficial to the Company and its shareholders.

As the Company has never implemented any business plan and has had no substantial assets or operations since inception, it is considered in the development stage.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has an original year-end of August 31. Concurrent with a reverse acquisition transaction on July 14, 2006, the Company changed it's year-end to December 31.

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

Through the interim periods ended June 30, 2006, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended August 31, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full reset fiscal year ending December 31, 2006.

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

In November 2004, the Company's U. S. based management discovered that Ningbo SimplaGene Institute had substantially curtailed its business and sold a number of its assets, including a substantial portion of its blood samples. As a result of these developments, the marketing agreement with Ningbo SimplaGene Institute was terminated and the Company has does not have access to any saleable product, as anticipated in it's initial business plan.

Management determined that it is in the best interests of the Company, and it's shareholders, to abandon its prior business plan and seek an opportunity to participate with the limited resources remaining in another business venture that management believes has potential for being successful.

On July 14, 2006 (the "Closing Date"), pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), among the Registrant, SMPG Merco Co., Inc., a Delaware corporation and a wholly owned subsidiary of the Registrant ("Merco"), New Colorado Prime Holdings, Inc., a privately owned Delaware corporation ("NCPH"), and Craig Laughlin ("Laughlin"), the Registrant acquired, through a merger (the "Merger") of Merco with and into NCPH, all of the issued and outstanding capital stock of NCPH (the "NCPH Capital Stock"). Upon completion of this transaction, the former NCPH shareholders and NCPH's financial advisor have acquired approximately 93.5% of the Company's issued and outstanding shares of $0.001 par value common stock. This transaction constituted a change in control of the Company. Accordingly, in connection with the change of control, Paul A. Roman, Chairman of the Board and Chief Executive Officer of NCPH, became Chairman of the Board and Chief Executive Officer of the Company, Thomas McNeill, Vice President, Chief Financial Officer and a director of NCPH, became Vice President, Chief Financial Officer and a director of the Registrant, and Richard Gray, a director of NCPH, became a director of the Registrant. Craig Laughlin was the Company's sole officer and director prior to this transaction and resigned at the time the transaction was consummated. Mr. Laughlin was also the Company's majority stockholder immediately prior to the Closing Date. The reader of these financial statements is also directed to a Current Report on Form 8-K filed on July 19, 2006 for a complete description of this transaction, as well as a business description of NCPH and the simultaneous issuance of $2.5 million in convertible debt and accompanying warrants.

NCPH is a Delaware corporation established in 2001. The Company owns 100% of Colorado Prime Corporation, a company originally established in 1959 to provide in-home "restaurant quality" beef shopping services throughout the United States. During 2005, NCPH established the DINEWise(TM) brand to serve this market by attracting new customers through multi-channel media which includes catalogues, e-commerce and strategic alliances, as well as existing customer referrals. DINEWise(TM) is a direct-to-consumer gourmet home meal replacement provider. DINEWise(TM) targets lifestyle profiles, i.e. busy moms, singles, retirees, seniors, and working couples, as well as health profiles including diabetic, heart smart, low carbohydrate, low calorie, and weight loss. The Company has positioned its DINEWise(TM) brand as the solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality meal planning, delivery, and preparation services. Products are customized meal solutions, delivered fresh-frozen directly to the home. Using the efficiency, exposure and reach of the Internet and other direct marketing channels, DINEWise(TM) capitalizes on consumers' emerging need for convenient, simple, customized solutions for home meal planning and preparation that satisfies the consumers' health and lifestyle needs in three (3) market segments:

* HOME MEAL REPLACEMENT ("HMR"), which includes ready-to-eat, ready-to-heat, or ready-to-assemble hot or cold meals or entrees.;
* DIRECT-TO-CONSUMER ("DTC") FOODS, which includes all direct-mail catalogs and online shopping; and
* DTC DIET AND HEALTH COMPLIANT FOODS MARKET, which includes branded product programs and branded compliant products.

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

3. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At May 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of May 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

4. EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

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

     As of May 31, 2006 and 2005, the Company has no outstanding stock options and warrants which would be deemed dilutive.

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

NOTE F - ADVANCES FROM SHAREHOLDER

Through August 31, 2005, the Company was advanced approximately an aggregate of $16,800 by the Company's former President and then-controlling shareholder, Xinbo Wang, for the purpose of funding the Company's Marketing Agreement and to provide working capital. These advances were non-interest bearing and were repaid in full during the quarter ended May 31, 2005.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for the nine month periods ended May 31, 2006 and 2005 and for the period from August 2, 2002 (date of inception) through May 31, 2006, are as follows:

                                                                  Period from
                                                                 August 2, 2002
                                                                   (date of
                            Nine months        Nine months       incorporation)
                               ended              ended             through
                               May 31,            May 31,            May 31,
                                2006               2005               2006
                              -------            -------            -------
     Federal:
       Current                $    --            $    --            $    --
       Deferred                    --                 --                 --
                              -------            -------            -------
                                   --                 --                 --
                              -------            -------            -------
     State:
       Current                     --                 --                 --
       Deferred                    --                 --                 --
                              -------            -------            -------
                                   --                 --                 --
                              -------            -------            -------
       Total                  $    --            $    --            $    --
                              =======            =======            =======

As of May 31, 2006, the Company has a net operating loss carryforward of approximately $20,700, as a result of a November 2005 change in control, to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control among shareholders controlling 5.0% or more of the Company's issued and outstanding common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

In conjunction with the July 14, 2006 reverse acquisition transaction, the Company's net operating loss carryforward will be severely limited.


                (Remainder of this page left blank intentionally)

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE G - INCOME TAXES - CONTINUED

The Company's income tax expense (benefit) for each of the nine month periods ended May 31, 2006 and 2005 and for the period from August 2, 2002 (date of inception) through May 31, 2006, respectively, differed from the statutory rate of 34% as follows:

                                                                                               Period from
                                                                                             August 2, 2002
                                                                                                (date of
                                                         Nine months        Nine months       incorporation)
                                                            ended              ended             through
                                                         May 31, 2006       May 31, 2005       May 31, 2006
                                                         ------------       ------------       ------------
Statutory rate applied to income (loss) before
 income taxes                                              $ (9,662)          $ (4,694)          $(26,070)
Increase (decrease) in income taxes resulting from:
  State income taxes                                             --                 --                 --
  Difference between book method and statutory
   recognition differences on organization costs               (239)              (239)               398
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward         9,901              4,933             25,672
                                                           --------           --------           --------

Income tax expense                                         $     --           $     --           $     --
                                                           ========           ========           ========

Temporary differences, consisting primarily of net operating loss carryforwards and statutory deferrals of expenses for organizational expenses, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2006 and 2005, respectively:

                                          May 31, 2006       May 31, 2005
                                          ------------       ------------
Deferred tax assets
  Net operating loss carryforwards          $  8,700           $ 15,500
  Less valuation allowance                    (8,700)           (15,500)
                                            --------           --------

Net Deferred Tax Asset                      $     --           $     --
                                            ========           ========

During the nine months ended May 31, 2006 and 2005, respectively, the valuation allowance increased by approximately $(7,100) and $4,930.

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

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE I - COMMITMENTS

On May 15, 2004, the Company entered into a Marketing Agreement with Ningbo Freetrade Zone Aipuweixi Trading Co., Ltd. (an unrelated party) (Ningbo Freetrade), located in Ningbo, Zhejiang Province, China whereby Ningbo Freetrade would provide all marketing activities related to the Company's HBV DNA data and data processing results in the United States of America and Canada. This agreement was for an initial term of six (6) months and required an initial payment of $3,000 USD and monthly payments of $2,200 USD. Further, Ningbo Freetrade would receive a commission of 20% of the retail selling price of any products sold through Ningbo Freetrade's efforts. As of August 31, 2005, all amounts due to Ningbo Freetrade have been paid in full and no sales transactions triggering the commission payment have been consummated.

NOTE J - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the fiscal years ended August 31, 2006, 2005 and 2004, respectively.

                               Quarter ended     Quarter ended     Quarter ended     Quarter ended    Year ended
                                November 30      February 28/29       May 31           August 31       August 31
                                -----------      --------------       ------           ---------       ---------
YEAR ENDED AUGUST 31, 2006
   Net revenues                 $       --        $       --        $       --
   Gross profit                         --                --                --
   Net loss from operations         (2,834)          (17,562)           (8,022)
   Basic and fully diluted
    earnings per share                 nil        $    (0.01)              nil
   Weighted-average
    number of shares
    outstanding                  2,950,000         2,950,000         2,950,000

YEAR ENDED AUGUST 31, 2005
   Net revenues                 $       --        $       --        $       --       $       --       $       --
   Gross profit                         --                --                --               --               --
   Net loss from operations         (6,163)           (3,471)           (4,171)            (481)         (14,286)
   Basic and fully diluted
    earnings per share                 nil               nil               nil              nil              nil
   Weighted-average
    number of shares
    outstanding                  2,950,000         2,950,000         2,950,000        2,950,000        2,950,000

YEAR ENDED AUGUST 31, 2004
   Net revenues                 $       --        $       --        $       --       $       --       $       --
   Gross profit                         --                --                --               --               --
   Net loss from operations         (3,268)           (4,163)           (1,927)         (14,916)         (24,274)
   Basic and fully diluted
    earnings per share                 nil               nil               nil              nil            (0.01)
   Weighted-average
    number of shares
    outstanding                  2,950,000         2,950,000         2,950,000        2,950,000        2,950,000

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


                (Remainder of this page left blank intentionally)

                              SIMPLAGENE USA, INC.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE K - SUBSEQUENT EVENT

On July 14, 2006 (the "Closing Date"), pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), among the Registrant, SMPG Merco Co., Inc., a Delaware corporation and a wholly owned subsidiary of the Registrant ("Merco"), New Colorado Prime Holdings, Inc., a privately owned Delaware corporation ("NCPH"), and Craig Laughlin ("Laughlin"), the Registrant acquired, through a merger (the "Merger") of Merco with and into NCPH, all of the issued and outstanding capital stock of NCPH (the "NCPH Capital Stock"). Upon completion of this transaction, the former NCPH shareholders and NCPH's financial advisor have acquired approximately 93.5% of the Company's issued and outstanding shares of $0.001 par value common stock. This transaction constituted a change in control of the Company. Accordingly, in connection with the change of control, Paul A. Roman, Chairman of the Board and Chief Executive Officer of NCPH, became Chairman of the Board and Chief Executive Officer of the Company, Thomas McNeill, Vice President, Chief Financial Officer and a director of NCPH, became Vice President, Chief Financial Officer and a director of the Registrant, and Richard Gray, a director of NCPH, became a director of the Registrant. Craig Laughlin was the Company's sole officer and director prior to this transaction and resigned at the time the transaction was consummated. Mr. Laughlin was also the Company's majority stockholder immediately prior to the Closing Date. The reader of these financial statements is also directed to a Current Report on Form 8-K filed on July 19, 2006 for a complete description of this transaction, as well as a business description of NCPH and the simultaneous issuance of $2.5 million in convertible debt and accompanying warrants.

NCPH is a Delaware corporation established in 2001. The Company owns 100% of Colorado Prime Corporation, a company originally established in 1959 to provide in-home "restaurant quality" beef shopping services throughout the United States. During 2005, NCPH established the DINEWise(TM) brand to serve this market by attracting new customers through multi-channel media which includes catalogues, e-commerce and strategic alliances, as well as existing customer referrals. DINEWise(TM) is a direct-to-consumer gourmet home meal replacement provider. DINEWise(TM) targets lifestyle profiles, i.e. busy moms, singles, retirees, seniors, and working couples, as well as health profiles including diabetic, heart smart, low carbohydrate, low calorie, and weight loss. The Company has positioned its DINEWise(TM) brand as the solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality meal planning, delivery, and preparation services. Products are customized meal solutions, delivered fresh-frozen directly to the home. Using the efficiency, exposure and reach of the Internet and other direct marketing channels, DINEWise(TM) capitalizes on consumers' emerging need for convenient, simple, customized solutions for home meal planning and preparation that satisfies the consumers' health and lifestyle needs in three (3) market segments:

* HOME MEAL REPLACEMENT ("HMR"), which includes ready-to-eat, ready-to-heat, or ready-to-assemble hot or cold meals or entrees.;
* DIRECT-TO-CONSUMER ("DTC") FOODS, which includes all direct-mail catalogs and online shopping; and
* DTC DIET AND HEALTH COMPLIANT FOODS MARKET, which includes branded product programs and branded compliant products.

The July 14, 2006 acquisition of NCPH by SimplaGene USA, Inc. effected a change in control and was accounted for as a "reverse acquisition" whereby NCPH is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the July 14, 2006, the financial statements of the Company will reflect the historical financial statements of NCPH since it's inception and the operations of SimplaGene USA, Inc. subsequent to the July 14, 2006.


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

PLAN OF OPERATION

SimplaGene USA was originally formed to market hepatitis B virus (HBV) genetic data gathered by Ningbo SimplaGene Institute, a Chinese research institute, to pharmaceutical firms and research organizations. We have not engaged in any material operations or generated any revenues. Since the completion of our public offering of common stock, we have worked on developing and implementing marketing programs that have not proven successful. In May 2004, we entered into a six-month agreement with Ningbo Freetrade Zone Aipuweixi Trading Co., Ltd., located in Ningbo, Zhejiang Province, China to market our HBV data, as well as DNA processing. As compensation for its services, we paid Ningbo Freetrade an initial fee of $3,000 and $2,200 a month and agreed to pay a 20 percent commission on all product sold. In November 2004, the Company's U. S. based management discovered that Ningbo SimplaGene Institute had substantially curtailed its business and sold a number of its assets, including a substantial portion of its blood samples. As a result of these developments, the marketing agreement with Ningbo SimplaGene Institute was terminated and the Company did not have access to any saleable product, as anticipated in it's initial business plan. Management then determined that it was in the best interests of the Company, and it's shareholders, to abandon its prior business plan and seek an opportunity to participate with the limited resources remaining in another business venture that management believes has potential for being successful.

On July 14, 2006 (the "Closing Date"), pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), among the Registrant, SMPG Merco Co., Inc., a Delaware corporation and a wholly owned subsidiary of the Registrant ("Merco"), New Colorado Prime Holdings, Inc., a privately owned Delaware corporation ("NCPH"), and Craig Laughlin ("Laughlin"), the Registrant acquired, through a merger (the "Merger") of Merco with and into NCPH, all of the issued and outstanding capital stock of NCPH (the "NCPH Capital Stock"). Upon completion of this transaction, the former NCPH shareholders and NCPH's financial advisor have acquired approximately 93.5% of the Company's issued and outstanding shares of $0.001 par value common stock. This transaction constituted a change in control of the Company. Accordingly, in connection with the change of control, Paul A. Roman, Chairman of the Board and Chief Executive Officer of NCPH, became Chairman of the Board and Chief Executive Officer of the Company, Thomas McNeill, Vice President, Chief Financial Officer and a director of NCPH, became Vice President, Chief Financial Officer and a director of the Registrant, and Richard Gray, a director of NCPH, became a director of the Registrant. Craig Laughlin was the Company's sole officer and director prior to this transaction and resigned at the time the transaction was consummated. Mr. Laughlin was also the Company's majority stockholder immediately prior to the Closing Date. The reader of these financial statements is also directed to a Current Report on Form 8-K filed on July 19, 2006 for a complete description of this transaction, as well as a business description of NCPH and the simultaneous issuance of $2.5 million in convertible debt and accompanying warrants.

NCPH is a Delaware corporation established in 2001. The Company owns 100% of Colorado Prime Corporation, a company originally established in 1959 to provide in-home "restaurant quality" beef shopping services throughout the United States. During 2005, NCPH established the DINEWise(TM) brand to serve this market by attracting new customers through multi-channel media which includes catalogues, e-commerce and strategic alliances, as well as existing customer referrals. DINEWise(TM) is a direct-to-consumer gourmet home meal replacement provider. DINEWise(TM) targets lifestyle profiles, i.e. busy moms, singles, retirees, seniors, and working couples, as well as health profiles including diabetic, heart smart, low carbohydrate, low calorie, and weight loss. The Company has positioned its DINEWise(TM) brand as the solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality meal planning, delivery, and preparation services. Products are customized meal solutions, delivered fresh-frozen directly to the home. Using the efficiency, exposure and reach of the Internet and other direct marketing channels, DINEWise(TM) capitalizes on consumers' emerging need for convenient, simple, customized solutions for home meal planning and preparation that satisfies the consumers' health and lifestyle needs in three (3) market segments:

* HOME MEAL REPLACEMENT ("HMR"), which includes ready-to-eat, ready-to-heat, or ready-to-assemble hot or cold meals or entrees.;
* DIRECT-TO-CONSUMER ("DTC") FOODS, which includes all direct-mail catalogs and online shopping; and
* DTC DIET AND HEALTH COMPLIANT FOODS MARKET, which includes branded product programs and branded compliant products.

The July 14, 2006 acquisition of NCPH by SimplaGene USA, Inc. effected a change in control and was accounted for as a "reverse acquisition" whereby NCPH is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the July 14, 2006, the financial statements of the Company will reflect the historical financial statements of NCPH since it's inception and the operations of SimplaGene USA, Inc. subsequent to the July 14, 2006.

RESULTS OF OPERATIONS

For the nine months ended May 31, 2006 and 2005, we incurred general and administrative expenses related primarily to compliance with the Securities Exchange Act of 1934, as amended, of approximately $20,740 and $9,200, respectively. During the nine months ended May 31, 2005, we incurred approximately $4,605 in selling and marketing expenses related to our former business plan and venture with Ningbo SimplaGene Institute.

Concurrent with our reverse acquisition transaction with New Colorado Prime Holdings, Inc., we anticipate that our entire financial picture will change in future periods. We direct the reader of this document to also read and understand our Current Report on Form 8-K reporting the details and audited financial statements of New Colorado Prime Holdings, Inc.

At May 31, 2006, August 31, 2005 and May 31, 2005, we had approximately $20,741, $49,235 and $49,600 in cash and cash equivalents and our working capital was approximately the same. During Fiscal 2005 and 2004, the Company was advanced an aggregate of approximately $16,200 by its President and controlling shareholder, Xinbo Wang, for the purpose of funding a marketing agreement and to provide working capital. These advances were non-interest bearing and were repayable upon demand. During the quarter ended May 31, 2005, the Company repaid these advances in full.

Through July 14, 2006, the date of our reverse acquisition transaction with New Colorado Prime Holdings, Inc., we experienced negative cash flows from operating activities. For periods subsequent to July 14, 2006, we are unable, at this time, to project what our cash flows and requirements will be.

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

On July 14, 2006 (Closing Date), New Colorado Prime Holdings, Inc. (NCPH) and Craig Laughlin (Laughlin) entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Laughlin sold 999,300 shares of our Common Stock to NCPH in consideration of a cash payment of $449,042. On the Closing Date, NCPH surrendered the shares to the Company for cancellation. Accordingly, on the Closing Date, we issued 25,799,141 shares of our Common Stock in exchange for all of the issued and outstanding securities of NCPH. In addition, an additional 2,250,000 shares of our Common Stock were issued to Crusader Securities, LLC, NCPH's financial advisor. Immediately after closing, the Registrant had 50,000,000 shares of our Common Stock authorized and approximately 30,000,000 shares of the our Common Stock issued and outstanding. Immediately following the closing, the former shareholders of the Registrant held 1,950,700, or 6.5%, of our issued and outstanding Common Stock.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

On July 14, 2006 (the "Closing Date"), pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), among the Registrant, SMPG Merco Co., Inc., a Delaware corporation and a wholly owned subsidiary of the Registrant ("Merco"), New Colorado Prime Holdings, Inc., a privately owned Delaware corporation ("NCPH"), and Craig Laughlin ("Laughlin"), the Registrant acquired, through a merger (the "Merger") of Merco with and into NCPH, all of the issued and outstanding capital stock of NCPH (the "NCPH Capital Stock"). Upon completion of this transaction, the former NCPH shareholders and NCPH's financial advisor have acquired approximately 93.5% of the Company's issued and outstanding shares of $0.001 par value common stock. This transaction constituted a change in control of the Company. Accordingly, in connection with the change of control, Paul A. Roman, Chairman of the Board and Chief Executive Officer of NCPH, became Chairman of the Board and Chief Executive Officer of the Company, Thomas McNeill, Vice President, Chief Financial Officer and a director of NCPH, became Vice President, Chief Financial Officer and a director of the Registrant, and Richard Gray, a director of NCPH, became a director of the Registrant. Craig Laughlin was the Company's sole officer and director prior to this transaction and resigned at the time the transaction was consummated. Mr. Laughlin was also the Company's majority stockholder immediately prior to the Closing Date. The reader of these financial statements is also directed to a Current Report on Form 8-K filed on July 19, 2006 for a complete description of this transaction, as well as a business description of NCPH and the simultaneous issuance of $2.5 million in convertible debt and accompanying warrants.

NCPH is a Delaware corporation established in 2001. The Company owns 100% of Colorado Prime Corporation, a company originally established in 1959 to provide in-home "restaurant quality" beef shopping services throughout the United States. During 2005, NCPH established the DINEWise(TM) brand to serve this market by attracting new customers through multi-channel media which includes catalogues, e-commerce and strategic alliances, as well as existing customer referrals. DINEWise(TM) is a direct-to-consumer gourmet home meal replacement provider. DINEWise(TM) targets lifestyle profiles, i.e. busy moms, singles, retirees, seniors, and working couples, as well as health profiles including diabetic, heart smart, low carbohydrate, low calorie, and weight loss. The Company has positioned its DINEWise(TM) brand as the solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality meal planning, delivery, and preparation services. Products are customized meal solutions, delivered fresh-frozen directly to the home. Using the efficiency, exposure and reach of the Internet and other direct marketing channels, DINEWise(TM) capitalizes on consumers' emerging need for convenient, simple, customized solutions for home meal planning and preparation that satisfies the consumers' health and lifestyle needs in three (3) market segments:

* HOME MEAL REPLACEMENT ("HMR"), which includes ready-to-eat, ready-to-heat, or ready-to-assemble hot or cold meals or entrees.;
* DIRECT-TO-CONSUMER ("DTC") FOODS, which includes all direct-mail catalogs and online shopping; and
* DTC DIET AND HEALTH COMPLIANT FOODS MARKET, which includes branded product programs and branded compliant products.

The July 14, 2006 acquisition of NCPH by SimplaGene USA, Inc. effected a change in control and was accounted for as a "reverse acquisition" whereby NCPH is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the July 14, 2006, the financial statements of the Company will reflect the historical financial statements of NCPH since it's inception and the operations of SimplaGene USA, Inc. subsequent to the July 14, 2006.

We direct all readers to our Current Report on Form 8-K which more completely discusses and discloses the operational history of New Colorado Prime Holdings, Inc., as well as the terms and conditions of the July 14, 2006 transaction.

ITEM 6 - EXHIBITS

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

                                                            SIMPLAGENE USA, INC.


Dated: July 19, 2006                                  /s/ Thomas McNeill
       -------------                                  --------------------------
                                                                  Thomas McNeill
                                                              Vice President and
                                                         Chief Financial Officer