Form 10QSB
period 2006-06-25
SIMPLAGENE USA INC
filed 2006-08-16
CIK 1192323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                   FORM 10-QSB
                                   -----------
(Mark  One)

[X]   QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  June  25,  2006
                                    ---------------

                                       OR

[ ]   TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                                  EXCHANGE ACT

For  the  transition  period  from  ___________  to  _____________

Commission  File  No.  333-100110
                       ----------

                           SimplaGene  USA,  Inc.
                           ----------------------
        (Exact Name of small business issuer as Specified in Its Charter)

              Nevada                                              01-0741042
           -----------                                       ------------------
(State  or  Other  Jurisdiction  of                             (IRS Employer
  Incorporation  or  Organization)                          Identification  No.)

500  Bi-County  Blvd.,  Suite  400,  Farmingdale,  NY          11735-3940
-----------------------------------------------------          ----------
    (Address  of  Principal  Executive  Offices)               (Zip Code)

                               (631)  694-1111
                         ---------------------
                (issuer's Telephone Number, Including Area Code)

                               Not  applicable
                         ---------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO ___
                                                                   --

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).   YES___   NO x
                                                   --

As of August 11, 2006, the registrant had a total of 30,000,000 Common Shares outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  YES___   NO x
                                                                             --

                              SimplaGene USA, Inc.
                              --------------------

                                      Index
                                      -----

PART  I.      FINANCIAL  INFORMATION
--------     -----------------------

                                                                                     Page  Number
                                                                                     ------------
     Item  1.     Financial  Statements

     Condensed  Consolidated  Balance  Sheets  -  June 25, 2006 (unaudited)
     and  December  25,  2005                                                              3

     Condensed  Consolidated  Statements  of  Operations - Six Months ended
     June  25,  2006  and  June 26, 2005 (unaudited)                                       4

     Condensed  Consolidated  Statements  of  Operations  -  Three  Months ended
     June  25,  2006  and  June 26, 2005 (unaudited)                                       5

     Condensed  Consolidated  Statements  of  Cash  Flows  -  Six  Months  ended
     June  25,  2006  and  June 26, 2005 (unaudited)                                       6

     Notes  to  Condensed  Consolidated  Financial  Statements  (unaudited)             7  -  13

     Item  2.     Management's  Discussion  and  Analysis  or  Plan of Operation       14  -  19

     Item  3.  Controls  and  Procedures                                                  20


PART  II.     OTHER  INFORMATION
---------     ------------------

     Item  6.     Exhibits                                                                20


SIGNATURES                                                                                20
----------

                              SIMPLAGENE USA, INC.
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollar amounts in thousands, except share data)
                                                                         June 25,   December 25,
                                                                           2006         2005
                                                                        ----------  ----------
                                                                        (Unaudited)
ASSETS
     Current assets:
          Cash                                                          $     349   $   1,306
          Due from financial institution                                      182         101
          Inventories                                                          80          21
          Prepaid expenses and other assets, net                              305         190
                                                                        ----------  ----------
               Total current assets                                           916       1,618

          Property, plant and equipment, net                                  319         354
          Other assets, net                                                    42          54
                                                                        ----------  ----------
     Total assets                                                       $   1,277   $   2,026
                                                                        ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable                                              $     610   $     466
          Accrued expenses                                                  1,444       1,384
          Deferred revenue                                                    298         319
          Income and other taxes payable                                      271         272
          Other liabilities                                                     5           5
                                                                        ----------  ----------
               Total current liabilities                                    2,628       2,446

          Accrued expenses, long-term portion                                 200         250
          Other liabilities                                                     -           3
                                                                        ----------  ----------
               Total liabilities                                            2,828       2,699
                                                                        ----------  ----------
     Stockholders' deficit
          Preferred stock, par value $.01; authorized 24,000 shares;
            issued and outstanding 22,200 shares; at liquidation value     40,106      37,682
          Common stock, par value $0.01; authorized 1,200,000 shares;
          issued and outstanding 913,690, respectively                          9           9

          Additional paid-in capital                                            -           -
          Accumulated deficit                                             (41,666)    (38,364)
                                                                        ----------  ----------
               Total stockholders' deficit                                 (1,551)       (673)
                                                                        ----------  ----------

     Total liabilities and stockholders' deficit                        $   1,277   $   2,026
                                                                        ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       SIMPLAGENE USA, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)
                                                                           Six Months ended
                                                                        ----------------------
                                                                         June 25,    June 26,
                                                                           2006        2005
                                                                        ----------  ----------
                                                                     (Dollar amounts in thousands,
                                                                    except share and per share data)

     Revenues                                                           $   5,479   $   7,920
     Cost of goods sold                                                     2,772       3,628
                                                                        ----------  ----------
     Gross profit                                                           2,707       4,292

     Operating expenses
          Selling, general and administrative                               3,508       3,740
          Restructuring and other one time recoveries, net                      -          (5)
          Depreciation and amortization                                        75          54
                                                                        ----------  ----------
     Total operating expenses                                               3,583       3,789

     Operating (loss) income                                                 (876)        503
                                                                        ----------  ----------
     Interest expense                                                           -           1
                                                                        ----------  ----------
     (Loss) income before provision for income taxes                         (876)        502

     Provision for income taxes                                                 2           4
                                                                        ----------  ----------

     Net (loss) income                                                  $    (878)  $     498
                                                                        ==========  ==========
     Net loss available to common stockholders                          $  (3,302)  $  (1,642)
                                                                        ==========  ==========
     Net loss per share (basic and diluted)                             $   (3.61)  $   (1.80)
                                                                        ----------  ----------
     Common shares used in computing net loss
     per share amounts (basic and diluted)                                913,690     913,690
                                                                        ----------  ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       SIMPLAGENE USA, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)
                                                                          Three Months ended
                                                                        ----------------------
                                                                         June 25,    June 26,
                                                                           2006        2005
                                                                        ----------  ----------
                                                                     (Dollar amounts in thousands,
                                                                    except share and per share data)

     Revenues                                                           $   2,651   $   3,919
     Cost of goods sold                                                     1,332       1,805
                                                                        ----------  ----------
     Gross profit                                                           1,319       2,114

     Operating expenses
          Selling, general and administrative                               1,926       1,752
          Restructuring and other one time recoveries, net                      -           -
          Depreciation and amortization                                        38          32
                                                                        ----------  ----------
     Total operating expenses                                               1,964       1,784
                                                                        ----------  ----------
     Operating (loss) income                                                 (645)        330
                                                                        ----------  ----------
     Interest expense                                                           -           -
                                                                        ----------  ----------
     (Loss) income before provision for income taxes                         (645)        330

     Provision for income taxes                                                 1           3
                                                                        ----------  ----------
     Net (loss) income                                                  $    (646)  $     327
                                                                        ==========  ==========
     Net loss available to common stockholders                          $  (1,877)  $    (759)
                                                                        ==========  ==========
     Net loss per share (basic and diluted)                             $   (2.05)  $   (0.83)
                                                                        ==========  ==========
     Common shares used in computing net loss
     per share amounts (basic and diluted)                                913,690     913,690
                                                                        ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       SIMPLAGENE USA, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                           Six Months ended
                                                                        ----------------------
                                                                         June 25,    June 26,
                                                                           2006        2005
                                                                        ----------  ----------
                                                                     (Dollar amounts in thousands)
OPERATING ACTIVITIES:
     Net (loss) income                                                  $    (878)  $     498
     Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
          Depreciation and amortization                                        75          54
          Changes in operating assets and liabilities:
               (Increase) decrease in accounts receivable                     (81)          6
               Increase in inventory                                          (59)          -
               (Increase) decrease in prepaid expenses and other assets      (115)          3
               Decrease in income taxes payable                                (1)         (1)
               Increase in accounts payable                                   144         129
               Decrease in deferred revenue                                   (21)       (410)
               Increase (decrease) in accrued expenses                         10        (579)
                                                                        ----------  ----------
NET CASH USED IN OPERATING ACTIVITIES                                        (926)       (300)
                                                                        ----------  ----------
INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                               (28)       (133)
     Purchase of other long term asset                                          -         (68)
                                                                        ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES                                         (28)       (201)
                                                                        ----------  ----------
FINANCING ACTIVITIES:
     Principal repayment of capital lease obligations                          (3)         (3)
                                                                        ----------  ----------
NET CASH USED IN FINANCING ACTIVITIES                                          (3)         (3)
                                                                        ----------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (957)       (504)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,306       2,116
                                                                        ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $     349   $   1,612
                                                                        ==========  ==========
CASH PAID DURING THE PERIOD FOR:
     Interest                                                           $       -   $       -
                                                                        ==========  ==========
     Income Taxes                                                       $       -   $      13
                                                                        ==========  ==========
NON-CASH FINANCING ACTIVITIES
     Accrual of preferred stock dividends                               $   2,424   $   2,140
                                                                        ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(the  following  notes  are  in  thousands,  except  share  and  per share data)
--------------------------------------------------------------------------------

NOTE  A-  THE  COMPANY  AND  NATURE  OF  OPERATIONS
---------------------------------------------------

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

NCPH is a Delaware corporation established in 2001 and owns 100% of Colorado Prime Corporation, a company originally established in 1959 to provide in-home "restaurant quality" beef shopping services throughout the United States. During 2005, NCPH established the DINEWise(TM) brand to serve this market by attracting new customers through multi-channel media which includes catalogues, e-commerce and strategic alliances, as well as existing customer referrals. DINEWise(TM) is a direct-to-consumer gourmet home meal replacement provider. DINEWise(TM) targets lifestyle profiles, i.e. busy moms, singles, retirees, seniors, and working couples, as well as health profiles including diabetic, heart smart, low carbohydrate, low calorie, and weight loss. The Company has positioned its DINEWise(TM) brand as the solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality meal planning, delivery, and preparation services. Products are customized meal solutions, delivered fresh-frozen directly to the home. Using the efficiency, exposure and reach of the Internet and other direct marketing channels, DINEWise(TM) capitalizes on consumers' emerging need for convenient, simple, customized solutions for home meal planning and preparation that satisfies the consumers' health and lifestyle needs in three (3) market segments:

* HOME MEAL REPLACEMENT ("HMR"), which includes ready-to-eat, ready-to-heat, or ready-to-assemble hot or cold meals or entrees.;

* DIRECT-TO-CONSUMER ("DTC") FOODS, which includes all direct-mail catalogs and online shopping; and

* DTC DIET AND HEALTH COMPLIANT FOODS MARKET, which includes branded product programs and branded compliant products.

The July 14, 2006 acquisition of NCPH by SimplaGene USA, Inc. effected a change in control and was accounted for as a "reverse acquisition" whereby NCPH is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to July 14, 2006, the financial statements of the Company will reflect the historical financial statements of NCPH since its inception and the operations of SimplaGene USA, Inc. subsequent to the July 14, 2006.

NOTE  B  -  BASIS  OF  PRESENTATION
-----------------------------------

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of NCPH and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and SEC rules for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the annual consolidated financial statements and the footnotes thereto included on Form 8-K filed on July 19, 2006. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2006.

FISCAL  YEAR

The Company's fiscal year ends on the last Sunday in December. The Company's 2006 six-month fiscal period consisted of the twenty-six week period which began on December 26, 2005 and ended on June 25, 2006. The Company's 2005 six-month fiscal period consisted of the twenty-six week period which began on December
27,  2004  and  ended  on  June  26,  2005.

The Company's 2006 second fiscal quarter consisted of the thirteen-week period which began on March 27, 2006 and ended on June 25, 2006. The Company's 2005 second fiscal quarter consisted of the thirteen-week period which began on March 28, 2005 and ended on June 26, 2005.

NOTE  C  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

REVENUE  RECOGNITION

The Company recognizes revenue from product sales, when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured. Shipping and handling expenses of $369 and $755 are included in selling, general and administrative expenses for the three and six months ended June 25, 2006, respectively, and $462 and $1,056 for the three and six months ended June 26, 2005, respectively. Although the Company accepts product returns, historical returns have been insignificant.

The Company has sold separately-priced warranty arrangements covering certain durable goods. In accordance with Financial Accounting Standards Board ("FASB") Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts", revenue on these warranty arrangements is recognized on a straight-line basis over the warranty service period, which is typically thirty-six months. Costs associated with these warranty arrangements are recognized as they are incurred. As of April 2003, the Company no longer offers these warranty arrangements.

Deferred revenue consists principally of the unearned portion of the above described separately priced warranties as well as advance billings for customer food orders.

DUE  FROM  FINANCIAL  INSTITUTION

The Company submits substantially all accounts receivable to a third party financial institution for collection, without recourse. Payment is generally received from this financial institution within three business days. The financial institution holds in escrow approximately 3% of the net receivables that have been submitted by the Company and not collected. This escrow is evaluated by the financial institution on a quarterly basis.

PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant, and equipment are stated at cost, net of accumulated depreciation and amortization.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, the lesser of the life of the related leases or the life of the improvement.

Costs of internal use software are accounted for in accordance with Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issue Task Force No. 00-02 ("EITF 00-02"). "Accounting for Website Development Costs." SOP 98-1 and EITF 00-02 require that the Company expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of SOP 98-1 and EITF 00-02 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, are capitalized.
Capitalized costs are amortized using the straight-line method over the software's estimated useful life, estimated at three years. Capitalized internal use software and website development costs are included in property, plant and equipment, net, in the accompanying balance sheets.
Estimated  useful  lives  are  as  follows:

Machines  and  office  equipment  5  to  8  years
Capitalized  software  and  development  3  years

LONG-LIVED  ASSETS

The Company determines the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Management believes there is no impairment of any long-lived assets as of June 25, 2006.

INCOME  TAXES

The Company accounts for its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION  RISK

The Company purchased approximately 98% of its food products from one vendor during the three and six months ended June 25, 2006 and June 26, 2005. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase food products from.

All of the Company's receivables are due from one financial institution (TD Banknorth, Inc.) under an agreement in which the Company receives payment on its receivables within 3-5 business days. As we have had no losses on collections in the past, and this institution is deemed financially sound, there is little, if any, collection risk at this time.

NOTE  D-  RECENTLY  ADOPTED  AND  NEWLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
---------------------------------------------------------------------------

SFAS 123R, "Share-Based Payment" addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, and related interpretation, that the Company had previously used. The Company has adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method. Had the Company previously adopted this pronouncement, the effects would have been immaterial. Currently the Company has no stock option plan; however it expects to adopt one in the future.

In June 2006, FASB issued FIN 48 - "Accounting for Uncertainty in Income Taxes". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact, if any, FIN 48 will have on its financial statements.

NOTE  E-  PLAN  OF  RESTRUCTURING
---------------------------------

In March 2003, the Company advised its lenders it was in default with certain financial ratios under its credit agreement. The principal lenders advised the Company that maturity of the borrowings outstanding under the credit agreement were accelerated, and that availability of future borrowings under its credit agreement were suspended.

To generate cash to fund the operations of the Company, and to satisfy the requirement to repay the financial institution, the Company sold its accounts receivables at a significant discount throughout 2003.

In addition, the Company restructured its operations to enhance short-term liquidity through cost reductions. In April, 2003, the Company closed down its direct to consumer sales and telemarketing operations. This included closing all sales offices outside of its corporate office, all telemarketing centers, and all distribution routes. Approximately 930 employees and 55 lessees were terminated pursuant to the Company's revised operating plans. The Company's present operations consist of fulfilling reorder customers through the use of an outsourced delivery agent. Also, the Company has commenced attracting new customers through multi-channel media which include catalogues, e-commerce, strategic alliances and exhibit marketing as well as existing customer referrals. The Company fully satisfied all outstanding borrowings under its credit facility through the proceeds from the sale of accounts receivable in July and December of 2003 with a new financial institution. Accordingly, under the new business model, the Company no longer participates in the collection of accounts receivable. This is now outsourced to this new financial institution as discussed in the Summary of Significant Accounting Policies.

In connection with these restructuring activities, the Company recorded net restructuring recoveries in the Six months ended June 25, 2006 and June 26, 2005 of $0 and $5 consisting of gains on accounts payable settlements.

The balance of accrued restructuring charges consisted of the following (in thousands):

                                            June 25, 2006      December 25, 2005
                                            --------------     -----------------
Accrued future minimum payments
under current lease obligations             $     901          $        921
Break  fee  under  renegotiation
of  capital lease  (See  Note  H)                 300                   350
                                            --------------     -----------------
                                            $   1,201          $      1,271
                                            --------------     -----------------

In connection with the restructuring activities noted above, the Company stopped paying various vendors who were providing goods and services to the Company (although the related liabilities are recorded in the accompanying consolidated balance sheet). The Company may, from time to time, be in negotiations with vendors to pay a reduced amount; when the Company reaches an agreement with a vendor the Company may record forgiveness of debt income.

NOTE  F-  ACCRUED  EXPENSES
---------------------------

Accrued expenses consist of the following as of June 25, 2006 and December 25, 2005 (in thousands):

                                            June  25, 2006     December 25, 2005
                                            --------------     -----------------
Accrued  restructuring  charges                 $1,201               $1,271
Payroll  and  health  benefits                     115                  101
Professional  fees                                 244                  132
Other                                               84                  130
                                            --------------     -----------------
                                                $1,644               $1,634
                                            --------------     -----------------

Accrued expenses include the long-term portion of the break fee associated with the re-negotiation of the Company's capital lease. At June 25, 2006 and December 25, 2005 the long-term portion of the break fee was $200 and $250, respectively.

NOTE  G-  LOSS  PER  COMON  SHARE
---------------------------------

Net loss per common share amounts (basic EPS) are computed by dividing net loss available to common stockholders by the weighted average number of common stock shares. Dilutive EPS are not presented because including potential shares issued in connection with the outstanding warrants would be anti-dilutive.

Basic  EPS  computations  are  as  follows:

                                                    Six Months Ended                      Six Months Ended
                                                      June 25, 2006                          June 26, 2005
                                           (In thousands, except per share data)  (In thousands, except per share data)
                                           -------------------------------------  --------------------------------------
                                            Net loss       Shares      Per Share  Net income      Shares      Per Share
                                                                                     (loss)
                                           (Numerator)  (Denominator)   Amounts   (Numerator)  (Denominator)   Amounts
                                           -----------  -------------  ---------  -----------  -------------  ----------

Net (loss) income                          $    (878)        913.7      $(.96)     $     498        913.7      $ .55


Preferred stock dividends accrued             (2,424)          -        (2.65)        (2,140)         -        (2.35)

                                           -----------  -------------  ---------  -----------  -------------  ----------

Net loss attributable to
common stock                                $  (3,302)       913.7    $ (3.61)   $    (1,642)       913.7     $  (1.80)
                                           ===========  =============  =========  ===========  =============  ==========

                                                    Three Months Ended                      Three Months Ended
                                                      June 25, 2006                          June 26, 2005
                                          (In thousands, except per share data)  (In thousands, except per share data)
                                          -------------------------------------  --------------------------------------
                                            Net loss       Shares      Per Share  Net income      Shares      Per Share
                                                                                     (loss)
                                           (Numerator)  (Denominator)   Amounts   (Numerator)  (Denominator)   Amounts
                                          -----------  -------------  ---------  -----------  -------------  ----------

Net (loss) income                          $    (646)        913.7      $(.71)     $     327        913.7      $ .36

Preferred stock dividends accrued             (1,231)          -        (1.34)        (1,086)         -        (1.19)

                                          -----------  -------------  ---------  -----------  -------------  ----------

Net loss attributable to
common stock                                $ (1,877)       913.7    $  (2.05)   $     (759)       913.7     $  (0.83)
                                          ===========  =============  =========  ===========  =============  ==========

NOTE  H-  COMMITMENTS
---------------------

In March 2004, the Company re-negotiated the capital lease of its corporate headquarters located in Farmingdale, New York, converting it to an operating lease and reducing its office space. The Company was charged a break fee of $590, with $90 paid in 2004 and the balance payable in sixty equal installments of approximately $8 commencing July 2004. As of June 25, 2006 and December 25, 2005, the Company has accrued $300 and $350, respectively in accrued restructuring charges relating to this break fee.

Future minimum operating lease payments, adjusted for the lease amendment as of June 25, 2006 are as follows (in thousands):
Year  ended

      2006   $  60
      2007     121
      2008     125
      2009     128
      2010     132
Thereafter     432
            ------
              $998
            ------

Rent expense charged to operations was $30 and $29 for the three months ended June 25, 2006 and June 26, 2005, respectively, and $59 for the six months ended June 25, 2006 and June 26, 2005.

NOTE  I-  SUBSEQUENT  EVENT
---------------------------

On July 14, 2006, the Company completed a merger and simultaneously issued $2,500 of convertible debt and $2,500 of warrants. This transaction is being accounted for as a reverse merger and a recapitalization of the Company. The Company has identified embedded derivatives within the convertible debt agreement, which the Company is in the process of evaluating.

The merger and related transactions were described in the Company's Current Report on Form 8-K filed on July 19, 2006.

Item  2.  Management's  Discussion  and  Analysis of Financial Condition     and
Results  of  Operations

Critical  Accounting  Policies  and  Estimates

This management discussion and analysis is based on our consolidated financial statements which are prepared using certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. While we believe that these accounting policies, and management's judgments and estimates, are reasonable, actual future events can and often do result in outcomes that can be materially different from management's current judgments and estimates. We believe that the accounting policies and related matters described in the paragraphs below are those that depend most heavily on management's judgments and estimates.

Fiscal  Year

Our fiscal year ends on the last Sunday in December. Our 2005 fiscal year consisted of the fifty-two week period which began on December 27, 2004 and ended on December 25, 2005. Our 2004 fiscal year consisted of the fifty-two week period which began on December 29, 2003 and ended on December 26, 2004.

Revenue  Recognition

We recognize revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured. Shipping and handling expenses of $369,000 and $755,000 are included in selling, general and administrative expenses for the three and six months ended June 25, 2006, respectively, and $462,000 and $1,056,000 for the three and six months ended June 26, 2005, respectively. Although we accept product returns, historical returns have been insignificant. We have sold separately-priced warranty arrangements covering certain durable goods. In accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts" revenue on these warranty arrangements is recognized on a straight-line basis over the warranty service period, which is typically thirty-six months. Costs associated with these warranty arrangements are recognized as they are incurred. As of April 2003, we no longer offer these warranty arrangements.

Deferred revenue consists principally of the unearned portion of the above described separately priced warranties as well as advance billings for customer food orders.

Impairment  of  Fixed  Assets  and  Intangibles

We determine the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Management believes there is no impairment of any long-lived assets as of December 25, 2005 and June 25, 2006.

Income  Taxes

We account for our income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RESULTS  OF  OPERATIONS

Revenues  and  expenses  consist  of  the  following  components:

Revenues. Revenues consist primarily of food sales. Food sales include sales of prime cut proteins (such as beef, chicken, pork and fish) and assorted vegetables, soups, appetizers, desserts and other meal accents, as well as gourmet, prepared meals and prepared meal compliments. Included in revenues are shipping and handling charges billed to customers and sales credits and adjustments, including product returns. Although we accept product returns, historical returns have been insignificant. Also included in revenues are sales of durable goods such as cutlery, cookware and appliances and deferred service revenues related to warranty arrangements covering certain durable goods. We follow FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." Revenue related to these warranty arrangements is recognized on a straight-line basis over the warranty service period. Costs associated with these arrangements are expensed as incurred. As of April 2003, we no longer offer warranty arrangements.

Cost of Goods Sold.     Cost of goods sold consists primarily of the cost of the
food and durable products sold and the costs of outside fulfillment of food orders.

Selling,  General  and  Administrative  Expenses.     Selling,  general  and
administrative expenses consist of compensation for sales, marketing, delivery, administrative, information technology, and customer service personnel, advertising, marketing and promotional expenses, shipping and handling expenses, facility expenses, website development costs, professional service fees and other general corporate expenses.

Restructuring and other one-time recoveries. In 2003, our principal lenders accelerated debt repayment due to non-compliance with certain financial ratios under the then existing credit arrangement. As a result, we sold our accounts receivable at a significant loss to repay the debt and at the same time, in order to enhance liquidity, we restructured our operations by closing down our direct to consumer sales and telemarketing operations, all sales offices and all distribution routes and terminating 930 employees resulting in a net restructuring charge in 2003 of $1,831,000. In connection with these restructuring activities full liabilities have been properly recorded in the financial statements, however we are continuing to negotiate settlements with vendors and lessors. Certain settlements have resulted in recoveries of previously recorded liabilities.

Interest  Income,  Net.     Interest  income,  net  consists  of interest income
earned  on  cash  balances  and  marketable securities, net of interest expense.

Income  Taxes.     We  are  subject to corporate level income taxes and record a provision for income taxes based on an estimated effective tax rate for the year.

SIX  MONTHS  ENDED  JUNE  25,  2006  COMPARED  TO SIX MONTHS ENDED JUNE 26, 2005

Revenue. Revenue decreased to $5.479 million for the six months ended June 25, 2006 as compared to $7.920 million for the six months ended June 26, 2005. The decline in revenue of $2.441 million, or 30.8%, resulted primarily from a reduction in reorder food sales with the focus of sales and marketing on the new DineWise branded product line, as well as a reduction in service revenue. In 2003, we stopped offering warranty arrangements and as a result, service revenues will continue to decline with 2006 the final year in which service income will be recognized. Revenues related to these arrangements are recognized over the life of the contract, generally up to 36 months. As a result, service revenues related to warranty arrangements were $52,000 in 2006 as compared to $418,000 in 2005. Reorder food sales were, $4.833 million in 2006 as compared to $6.723 million in 2005 and houseware sales were $483,000 in 2006 as compared to $625,000 in 2005. New customer food sales were $146,000 in 2006 as compared to $193,000 in 2005, the decrease is primarily the result of the timing related to commencing the relaunch of the Dine Wise brand later in the second quarter of 2006.

Cost of Goods Sold. Cost of goods sold decreased $856,000 to $2.772 million for the six months ended June 25, 2006 as compared to $3.628 million for the prior year period. This reduction was primarily due to the above mentioned reduction in sales. Gross margin as a percent of revenue decreased to 49.4% in 2006 as compared to 54.1% in 2005, primarily due to the $366,000 reduction in service revenue.

Operating Expenses. Selling, general and administrative expenses decreased $232,000 to $3.508 million in 2006 as compared to $3.740 million in 2005. The decrease is attributable to a continued focus on controlling costs and overall lower sales volumes. The primary cost savings were the result of lower delivery expenses of $300,000 ($755,000 in 2006 and $1.055 million in 2005), reduced accounts receivable financing fees of $64,000 ($162,000 in 2006 and $226,000 in 2005) both of which are directly related to the decline in sales, and decreased marketing expenses of $61,000 ($676,000 in 2006 and $707,000 in 2005). Almost
all marketing expenses were related to developing and promoting the transition, re-positioning and launch of the new branded DineWise product line. These reductions in expenses were offset partially by increased professional fees of $191,000, primarily services rendered in preparation of the completion of the reverse acquisition consummated on July 14, 2006 and as fully described on Form 8-K as filed on July 19, 2006.

Restructuring and other one-time recoveries.     In 2006 and 2005, we recorded a
gain of $0 and $5,000, respectively, in connection with certain settlements of accounts payable relating to our 2003 restructuring activities.

Depreciation  and  amortization.     Depreciation  and  amortization  increased
$21,000 in 2006 to $75,000, as compared to $54,000 in 2005, primarily due to the 2004 extinguishment of capital leases and the disposal of certain obsolete equipment in 2004 offset by an increase in software development and trademark and intangibles amortization of $28,000.

Interest  Expense.     Interest  expense,  net  was  $0  and $1,000, for the six
months  ended  June  25,  2006  and  June  26,  2005,  respectively.

Income Taxes. In 2006 and 2005 we recorded income tax expenses of $2,000 and $4,000, respectively, which is comprised principally of state franchise taxes. We have provided and continue to provide for a full valuation allowance against our deferred income tax assets. The valuation allowance is subject to adjustment based upon our ongoing assessment of our future income and may be wholly or partially reversed in the future.

Net Income. For the six months ended June 25, 2006, net loss was ($878,000) as compared to net income of $498,000 for the six months ended June 26, 2005. The decrease in net income in 2006 was primarily due to lower sales volumes in 2006 as compared to 2005 resulting primarily from a decline in food re-orders as the Company continues to focus its sales and marketing efforts on the new DineWise brand.

THREE  MONTHS  ENDED  JUNE 25, 2006 COMPARED TO THREE MONTHS ENDED JUNE 26, 2006

Revenue. Revenue decreased to $2.651 million for the three months ended June 25, 2006 as compared to $3.919 million for the three months ended June 26, 2005. The decline in revenue of $1.268 million, or 32.4%, resulted primarily from a reduction in reorder food sales with the focus of sales and marketing on the new DineWise branded product line, as well as a reduction in service revenue. In 2003, we stopped offering warranty arrangements and as a result, service revenues will continue to decline with 2006 the final year in which service income will be recognized. Revenues related to these arrangements are recognized over the life of the contract, generally up to 36 months. As a result, service revenues related to warranty arrangements were $26,000 in 2006 as compared to $209,000 in 2005. Reorder food sales were, $2.319 million in 2006 as compared to $3.316 million in 2005 and houseware sales were $216,000 in 2006 as compared to $309,000 in 2005. New customer food sales were $104,000 in 2006 as compared to $101,000 in 2005.

Costs of Goods Sold. Cost of goods sold decreased $473,000 to $1.332 million for the three months ended June 25, 2006 as compared to $1.805 million for the prior year period. This reduction was primarily due to the above mentioned reduction in sales. Gross margin as a percent of revenue decreased to 49.8% in 2006 as compared to 53.9% in 2005, primarily due to the $183,000 reduction in service revenue.

Operating Expenses. Selling, general and administrative expenses increased $174,000 to $1.926 million in 2006 as compared to $1.752 million in 2005. The increase is the result of increased professional fees of $172,000, primarily services rendered in preparation of the completion of the reverse acquisition consummated on July 14, 2006 and as fully described on Form 8-K filed on July 19, 2006, as well as increased payroll and payroll related costs of $92,000, primarily due to hiring the Company's Chief Financial Officer in April 2006 and increased marketing expenses of $45,000 ($365,000 in 2006 and $320,000 in 2005). Almost all marketing expenses were related to developing and promoting the transition, re-positioning and launch of the new branded DineWise product line. The primary cost savings were due to lower delivery expenses of $93,000 ($368,000 in 2006 and $461,000 in 2005), and reduced accounts receivable financing fees of $38,000 ($78,000 in 2006 and $116,000 in 2005) both of which are directly related to the decline in sales.

Restructuring and other one-time recoveries. For the three months ended June 25, 2006 and June 26, 2005 there were no restructuring or other one-time recoveries.

Depreciation and amortization. Depreciation and amortization increased $6,000 to $38,000 for the three months ended June 25, 2006 as compared to $32,000 for the three months ended June 26, 2005. The increase is primarily due to the amortization of trademarks and intangibles capitalized during 2005 in connection with the DineWise brand and website development.

Interest Expense. Interest expense was $0 in the three months ended June 25, 2006 and June 26, 2005 as the company had no loans outstanding for these periods.

Income Taxes. For the three months ended June 25, 2006 and the three months ended June 26, 2005, we recorded income tax expense of $1,000 and $3,000, respectively, which is comprised principally of state franchise taxes. We have provided and continue to provide for a full valuation allowance against our deferred income tax assets. The valuation allowance is subject to adjustment based upon our ongoing assessment of our future income and may be wholly or partially reversed in the future.

Net Income/Loss. For the three months ended June 25, 2006, net loss was ($646,000) as compared to net income of $327,000 for the three months ended June 26, 2005. The decrease in net income in 2006 was primarily due to lower sales volumes in 2006 as compared to 2005 resulting primarily from a decline in food re-orders as the Company continues to focus its sales and marketing efforts on the new DineWise brand.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

As of June 25, 2006, our principal commitments consisted of an obligation under an operating lease in connection with office space for our corporate headquarters. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. Following is a summary of our contractual obligations. We have no other commercial commitments:

Future minimum operating lease payments, adjusted for a lease amendment as of June 25, 2006, are as follows (in thousands):

Year     Amount

2006       $   60
2007          121
2008          125
2009          128
2010          132
Thereafter    432
           -------
             $998
           -------

Other than the lease and employment agreements with its CEO and CFO as described and filed on Form 8-K on July 19, 2006, there were no items that significantly impacted our commitments and contingencies.


LIQUIDITY  AND  CAPITAL  RESOURCES


At June 25, 2006, we had a cash balance of $.349 million compared to a cash balance of $1.306 million at December 25, 2005. Our principal source of cash is the financing of accounts receivable through a third party financial institution whereby substantially all receivables generated from sales to customers are submitted for collection, without recourse. Generally payments, net of financing fees of approximately 3%, are received within 3-5 business days from the date of submission. We had working capital (deficits) at June 25, 2006 and December 25, 2005 of ($1.712 million) and ($828,000), respectively. Included in our accrued expenses at June 25, 2006 and December 25, 2005 are net restructuring charges of $1.201 million and $1.271 million, respectively. In connection with these accrued charges, we may, from time to time, be in negotiations with vendors to pay reduced amounts which could result in forgiveness of debt income. At June 25, 2006 and for the period then ended, we had no bank debt, term or revolving credit facilities to fund operations or investment opportunities. We currently have no off-balance sheet financing arrangements.

     On July 14, 2006, we engaged in a financing transaction with Dutchess Private Equity Fund, LP and Dutchess Private Equities Fund II, LP, pursuant to which the Company sold $2.5 million convertible debentures and $2.5 million warrants to Dutchess. As a result of the Company's cash balances and the funds received under its convertible debentures issued in July 2006, we believe that we have sufficient resources to meet our obligations as they become due over the next twelve months.

For the six months ended June 25, 2006, cash used in operations was $926,000, compared to cash used in operations of $300,000 for the period ended June 26, 2005. This was primarily attributable to a net loss for the period, adjusted for non-cash items of ($803,000), increases in accounts receivable of $81,000, increases in inventory of $59,000 and increased prepaid expenses and other assets of $115,000, due to the timing of insurance payments and a $40,000 deposit for its reverse acquisition completed on July 14, 2006, offset, in part, by increased accounts payable of $144,000. Our operations are organized to have a cash-to-cash cycle of approximately 5 days. This is accomplished by paying for inventory to outsourced vendors just prior to shipment to the customer and financing the accounts receivable from a third party financial institution.

For the six months ended June 25, 2006 investments in property, plant and equipment in the amount of $28,000 related primarily to office and computer additions.

For the six months ended June 25, 2006 cash used in financing activities in the amount of $3,000 related to payments of capital lease obligations.

We have not declared or paid any dividends for the six months ended June 25, 2006. We had accumulated accrued preferred stock dividends in the amount of $17.9 million at June 25, 2006. The obligation to pay accrued and ongoing dividends terminated on July 14, 2006 in connection with the reverse acquisition of the Registrant, pursuant to which our preferred stock was converted into common stock of the Registrant. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

FORWARD  LOOKING  STATEMENTS

Special  Note  Regarding  Forward-Looking  Statements:  A  number  of statements
-----------------------------------------------------
contained in this discussion and analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. You are cautioned not to place undue reliance on these forward-looking statements. The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to:

-    our  ability  to  meet  our  financial  obligations;

-    the  relative  success  of  marketing  and  advertising;

-    the  continued  attractiveness  of  our  lifestyle  and  diet  programs;

- competition, including price competition and competition with self-help weight loss and medical programs;

- our ability to obtain and continue certain relationships with the providers of popular nutrition and fitness approaches and the suppliers of our meal delivery service;

- adverse results in litigation and regulatory matters, more aggressive enforcement of existing legislation or regulations, a change in the interpretation of existing legislation or regulations, or promulgation of new or enhanced legislation or regulations;

-    general  economic  and  business  conditions;  and

- other risks described in the Company's Securities and Exchange Commission filings.

Item  3.    Controls  and  Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II.  OTHER INFORMATION
                           --------  -----------------


Item  6.     Exhibits

Exhibit  31.1  -  Rule  13a-14a  Certification  (Chief  Executive  Officer)  (1)
Exhibit  31.2  -  Rule  13a-14a  Certification  (Chief  Financial  Officer)  (1)
Exhibit  32    -  Section  1350  Certifications  (1)

(1)  filed  herewith

                                   Signatures
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               SimplaGene  USA,  Inc.
               ----------------------


               By:  /s/  Thomas  McNeill
                    -------------------
                    Vice  President,
                    Chief  Financial  Officer  and
                    Principal  Accounting  Officer

Dated:  August  16,  2006