Form 10KSB/A
period 2005-08-31
Dinewise, Inc.
filed 2006-10-16
CIK 1192323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB/A

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2005

OR

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 333-100110

SIMPLAGENE USA, INC.
 (Exact name of registrant as specified in its charter)

Nevada	01-0741042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11900 Wayzata Blvd., Suite 100, Hopkins, MN 55305
(Address of principal executive offices)

(952) 541-1155
Issuer’s telephone number, including area code:

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
YES     NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   YES      NO

The Registrant’s revenues for its most recent fiscal year: $0

The aggregate market value on December 12, 2005 of voting stock held by non-affiliates was $425,534. As of December 12, 2005, the Registrant had outstanding 2,950,000 shares of common stock, par value $0.001.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):     YES      NO

Explanatory Note

Dinewise Inc., formerly SimplaGene USA, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the fiscal year ended August 31, 2005, as filed with the Securities and Exchange Commission on December 14, 2005 (the “Original Filing”). The purpose of this Amendment No. 1 is to make certain amendments to Item 8A and to exhibits 31.1 and 32.1. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

As of August 31, 2005 SimplaGene USA carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including Mr. Craig S. Laughlin, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that SimplaGene USA’s disclosure controls and procedures are effective. On July 14, 2006, Mr. Laughlin resigned from his position as Chief Executive Officer and Chief Financial Officer and our Board of Directors appointed Mr. Paul A. Roman and Mr. Thomas McNeill as our Chief Executive Officer and Chief Financial Officer, respectively. Mr. Roman and Mr. McNeill carried out an evaluation of our internal controls over financial reporting as of June 25, 2006. There have been no changes in our internal controls over financial reporting subsequent to the date we carried out the evaluation that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Number	Percent of
Name and Address	of Shares	Class

Craig Laughlin	1,899,300	64.4
11900 Wayzata Way, Suite
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

ITEM 13.   EXHIBITS

        The following documents are included as exhibits to this report.

Exhibit No.	Title of Document

3.1	Articles of Incorporation*

3.2	By-Laws*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14a/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14a/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

SimplaGene USA paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, either S. W. Hatfield, CPA of Dallas, Texas:

		Year ended August 31, 2005	Year ended August 31, 2004

1	Audit fees	$4,313	$4,950
2	Audit-related fees	--	--
3	Tax fees	525	--
4	All other fees	--	--

	Totals	$4,838	$4,950

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

SIMPLAGENE USA, INC.

Dated: October 16, 2006	By: /s/ Thomas McNeill
Thomas McNeill, Vice President and
Chief Financial Officer

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

Board of Directors and ShareholdersSimplaGene
USA, Inc.

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

SIMPLAGENE USA, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years ended August 31, 2005 and 2004 and
Period from August 2, 2002 (date of incorporation) through August 31, 2005

	Year ended August 31, 2005	Year ended August 31, 2004	Period from August 2, 2002 (date of incorporation) through August 31, 2005

Revenues	--	$--	--
Cost of Sales	--	--	--

Gross Profit	--	--	--

Operating expenses
Selling and marketing expenses	4,605	11,800	16,405
Organizational and start-up costs	--	--	4,679
General and administrative expenses	9,681	12,474	27,174
Depreciation and amortization	--	--	--

Total operating expenses	14,286	24,274	48,258

Loss from operations and
before provision for income taxes	(14,286)	(24,274)	(48,258)

Provision for income taxes	--	--	--

Net Income (Loss)	(14,286)	(24,274)	(48,258)

Other comprehensive income	--	--	--

Comprehensive Income (Loss)	$(14,286)	$(24,274)	$(48,258)

Loss per weighted-average share
of common stock outstanding,
computed on net loss
- basic and fully diluted	nil	$(0.01)	$(0.02)

Weighted-average number
of common shares outstanding	2,950,000	2,950,000	2,724,178

The accompanying notes are an integral part of these financial statements.

SIMPLAGENE USA, INC.
(a development stage enterprise)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended August 2, 2002 (date of incorporation) and 2004 through August 31, 2005

	Common Stock

	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total

Common stock
issued at initial
capitalization	1,950,000	$1,950	$17,550	$-	$19,500
Net income
for the period	--	--	--	--	--

Balances at
August 31, 2002	1,950,000	1,950	17,550	--	19,500

Sale of common stock	1,000,000	1,000	99,000	--	100,000
Less costs of raising capital	--	--	(22,084)	--	(22,084)
Net loss for the period	--	--	--	(9,698)	(9,698)

Balances at
August 31, 2003	2,950,000	2,950	94,466	(9,698)	87,718

Net loss for the period	--	--	--	(24,274)	(24,274)

Balances at
August 31, 2004	2,950,000	2,950	94,466	(33,972)	63,444

Net loss for the period	--	--	--	(14,286)	(14,286)

Balances at
August 31, 2005	2,950,000	$2,950	$94,466	$(48,258)	$49,158

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

NOTE C  — Going Concern Uncertainty - Continued

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

NOTE G  — Income Taxes - Continued

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

NOTE K  — Subsequent Event - Abandonment of Initial Business Plan

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