Form 10KSB/A
period 2005-08-31
Dinewise, Inc.
filed 2006-10-26
CIK 1192323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 2

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

Explanatory Note

Dinewise Inc., formerly SimplaGene USA, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the fiscal year ended August 31, 2005, as filed with the Securities and Exchange Commission on December 14, 2005 (the “Original Filing”). The purpose of this Amendment No. 2 is to make certain amendments to Item 8A and to exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment No. 2 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

As of August 31, 2005 SimplaGene USA carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including Mr. Craig S. Laughlin, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that SimplaGene USA’s disclosure controls and procedures are effective. On July 14, 2006, Mr. Laughlin resigned from his position as Chief Executive Officer and Chief Financial Officer and our Board of Directors appointed Mr. Paul A. Roman and Mr. Thomas McNeill as our Chief Executive Officer and Chief Financial Officer, respectively. Mr. Roman and Mr. McNeill carried out an evaluation of our internal controls over financial reporting as of June 25, 2006. There have been no changes in our internal controls over financial reporting that occurred during the last quarter of the fiscal year ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIMPLAGENE USA, INC.

Dated: October 26, 2006	By: /s/ Thomas McNeill
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