Form 10QSB
period 2006-09-30
Dinewise, Inc.
filed 2006-11-08
CIK 1192323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ___________ to _____________

Commission File No. 333-100110

Dinewise, Inc.
(Exact Name of small business issuer as Specified in Its Charter)

Nevada	01-0741042
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

500 Bi-County Blvd., Suite 400, Farmingdale, NY    11735-3940
(Address of Principal Executive Offices)        (Zip Code)

(631) 694-1111
(issuer’s Telephone Number, Including Area Code)

Not applicable
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

As of November 1, 2006, the registrant had a total of 30,000,000 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one): YES___ NO  x

Dinewise, Inc.
Index

PART I.  FINANCIAL INFORMATION

Page Number
Item 1. Financial Statements

Condensed Consolidated Balance Sheets - September 24, 2006 (unaudited) and December 25, 2005	3

Condensed Consolidated Statements of Operations - Nine Months ended September 24, 2006 and September 25, 2005 (unaudited)	4

Condensed Consolidated Statements of Operations - Three Months ended September 24, 2006 and September 25, 2005 (unaudited)	5

Condensed Consolidated Statements of Cash Flows - Nine Months ended September 24, 2006 and September 25, 2005 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7 - 16

Item 2. Management’s Discussion and Analysis or Plan of Operation	17 - 23

Item 3. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 6. Exhibits	25

SIGNATURES	25

DINEWISE, INC.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)
	Sept. 24,	December 25,
	2006	2005
ASSETS	(Unaudited)
Current assets:
Cash	$1,098	$1,306
Due from financial institution	81	101
Inventories	114	21
Prepaid expenses and other assets, net	659	190
Total current assets	1,952	1,618

Property, plant and equipment, net	345	354
Other assets, net	36	54
Total assets	$2,333	$2,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$672	$466
Accrued expenses	1,361	1,384
Deferred revenue	305	319
Income and other taxes payable	280	272
Capital lease obligation, short-term	13	5
Total current liabilities	2,631	2,446

Convertible debt	1,360	-
Derivative liability	1,191	-
Capital lease obligation	45	3
Accrued expenses, long-term portion	175	250
Total liabilities	5,402	2,699

Stockholders' deficit

Preferred stock, par value $.001 and $.01; authorized 10,000,000 and 24,000 shares; issued and outstanding 0 and 22,200 shares,
respectively; at liquidation value	-	37,682
Common stock, par value $.001 and $0.01; authorized 50,000,000
shares and 1,200,000 shares: issued and outstanding 30,000,000	30	9
and 913,690, respectively
Additional paid-in capital	40,535	-
Accumulated deficit	(43,634)	(38,364)
Total stockholders' deficit	(3,069)	(673)
Total liabilities and stockholders' deficit	$2,333	$2,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

DINEWISE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months ended
	Sept. 24, 2006	Sept. 25, 2005
	(Dollar amounts in thousands,
	except share and per share data)

Revenues	$7,990	$11,322
Cost of goods sold	4,099	5,143

Gross profit	3,891	6,179

Operating expenses	6,613	5,506

Operating (loss) income	(2,722)	673

Interest expense	121	1

(Loss) income before provision for income taxes	(2,843)	672

Provision for income taxes	3	5

Net (loss) income	$(2,846)	$667

Net loss available to common stockholders	$(2,846)	$(2,593)

Net loss per share (basic and diluted)	$(0.33)	$(2.84)

Common shares used in computing net loss
per share amounts (basic and diluted)	8,691,348	913,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

DINEWISE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended
	Sept. 24, 2006	Sept. 25, 2005
	(Dollar amounts in thousands,
	except share and per share data)

Revenues	$2,511	$3,402
Cost of goods sold	1,327	1,515

Gross profit	1,184	1,887

Operating expenses	3,030	1,717

Operating (loss) income	(1,846)	170

Interest expense	121	-

(Loss) income before provision for income taxes	(1,967)	170

Provision for income taxes	1	1

Net (loss) income	$(1,968)	$169

Net loss available to common stockholders	$(1,968)	$(951)

Net loss per share (basic and diluted)	$(0.08)	$(1.04)

Common shares used in computing net loss
per share amounts (basic and diluted)	24,246,664	913,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

DINEWISE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended
	Sept. 24, 2006	Sept. 25, 2005
	(Dollar amounts in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(2,846)	$667
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	113	91
Amortization of debt discount and change in derivative liability	70	-
Issuance of stock to consultants	450	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	20	48
Increase in inventory	(93)	(4)
Increase in prepaid expenses and other assets	(488)	(113)
Increase in income taxes payable	8	23
Increase in accounts payable	206	209
Decrease in deferred revenue	(14)	(632)
Decrease in accrued expenses	(98)	(751)
NET CASH USED IN OPERATING ACTIVITIES	(2,672)	(462)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(86)	(171)
Purchase of other long term asset	-	(71)
NET CASH USED IN INVESTING ACTIVITIES	(86)	(242)

FINANCING ACTIVITIES:
Proceeds from convertible debt financing	2,500	-
Borrowings (repayments) of capital lease obligations, net	50	(4)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,550	(4)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(208)	(708)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,306	2,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,098	$1,408

CASH PAID DURING THE PERIOD FOR:
Interest	$51	$1
Income Taxes	$-	$13

NON-CASH FINANCING ACTIVITIES
Accrual of preferred stock dividends	$-	$3,260
Conversion of accrued preferred stock dividend to equity	$(17,900)	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

(Dollar amounts are in thousands, except share and per share data)

Note A- THE COMPANY AND NATURE OF OPERATIONS

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

The July 14, 2006 acquisition of NCPH by SimplaGene USA, Inc. effected a change in control and was accounted for as a "reverse acquisition" whereby NCPH is the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to July 14, 2006, the financial statements of the Company will reflect the historical financial statements of NCPH since its inception and the operations of SimplaGene USA, Inc. subsequent to July 14, 2006.

On September 8, 2006, the stockholders of SimplaGene USA, Inc., upon the recommendation of the Company’s Board of Directors, approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Dinewise, Inc.

NOTE B - BASIS OF PRESENTATION

Principles of consolidation

The consolidated financial statements include the accounts of Dinewise, Inc. and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and SEC rules for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the annual consolidated financial statements and the footnotes thereto contained in the Company’s Form 8-K filed on July 19, 2006. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2006.

Fiscal year

The Company's fiscal year ends on the last Sunday in December. The Company's 2006 nine-month fiscal period consisted of the thirty-nine week period, which began on December 26, 2005 and ended on September 24, 2006. The Company's 2005 nine-month fiscal period consisted of the thirty-nine week period, which began on December 27, 2004 and ended on September 25, 2005.

The Company's 2006 third fiscal quarter consisted of the thirteen-week period, which began on June 26, 2006 and ended on September 24, 2006. The Company's 2005 third fiscal quarter consisted of the thirteen-week period, which began on June 27, 2005 and ended on September 25, 2005.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company recognizes revenue from product sales, when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured. Shipping and handling expenses of $353 and $1,108 are included in selling, general and administrative expenses for the three and nine months ended September 24, 2006, respectively, and $458 and $1,514 for the three and nine months ended September 25, 2005, respectively. Although the Company accepts product returns, historical returns have been insignificant.

The Company has sold separately-priced warranty arrangements covering certain durable goods. In accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”, revenue on these warranty arrangements is recognized on a straight-line basis over the warranty service period, which is typically thirty-six months. Costs associated with these warranty arrangements are recognizedas they are incurred. As of April 2003, the Company no longer offers these warranty arrangements.

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

Costs of internal use software are accounted for in accordance with Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issue Task Force No. 00-02 ("EITF 00-02"), "Accounting for Website Development Costs." SOP 98-1 and EITF 00-02 require that the Company expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of SOP 98-1 and EITF 00-02 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, are capitalized. Capitalized costs are amortized using the straight-line method over the software's estimated useful life, estimated at three years. Capitalized internal use software and website development costs are included in property, plant and equipment, net, in the accompanying balance sheets.

Estimated useful lives are as follows:

Machines and office equipment 5 to 8 years

Capitalized software and development 3 years

Long-lived assets

The Company determines the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Management believes there is no impairment of any long-lived assets as of September 24, 2006.

Income taxes

The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Concentration risk

The Company purchased approximately 83% and 87% of its food products from one vendor during the three and nine months ended September 24, 2006 and approximately 89% in the three and nine months ended September 25, 2005. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase food products from.

All of the Company’s receivables are due from one financial institution (TD Banknorth, Inc.) under an agreement in which the Company receives payment on its receivables within 3-5 business days. As we have had no losses on collections in the past, and this institution is deemed financially sound, there is little, if any, collection risk at this time.

Debt discount and Derivative liability

As a result of the Company entering into a Subscription Agreement with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase up to an aggregate of $2,500 worth of Common Stock (the "Warrants") , the Company has identified certain embedded derivatives within the Convertible Debentures. Based upon an independent valuation report, the value of these embedded derivatives were $1,200 at July 14, 2006. This amount was bifurcated from the Convertible Debentures on the face of the balance sheet and a corresponding derivative liability was established. This debt discount will be amortized over the life of the Convertible Debentures and charged to interest expense until fully amortized in July 2011. As of September 24, 2006 the unamortized debt discount was $1,140. In the event the Convertible Debentures are reduced in full or in part, by either Company prepayments or conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations. In addition, the change in the valuation of the embedded derivatives during the period in the amount of $9 was reflected as interest income. In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

NOTE D- RECENTLY ADOPTED AND NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 123R, “Share-Based Payment” addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of earnings the grant date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, and related interpretation, that the Company had previously used. The Company has adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method. Had the Company previously adopted this pronouncement, the effects would have been immaterial. Currently the Company has no stock option plan; however it expects to adopt one in the future.

In June 2006, FASB issued FIN 48 - “Accounting for Uncertainty in Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact, if any, FIN 48 will have on its financial statements.

Note E- PLAN OF RESTRUCTURING

In March 2003, the Company advised its lenders it was in default with certain financial ratios under its credit agreement. The principal lenders advised the Company that maturity of the borrowings outstanding under the credit agreement were accelerated, and that availability of future borrowings under its credit agreement were suspended.

To generate cash to fund the operations of the Company, and to satisfy the requirement to repay the financial institution, the Company sold its accounts receivable at a significant discount throughout 2003.

In addition, the Company restructured its operations to enhance short-term liquidity through cost reductions. In April, 2003, the Company closed down its direct to consumer sales and telemarketing operations. This included closing all sales offices outside of its corporate office, all telemarketing centers, and all distribution routes. Approximately 930 employees and 55 leases were terminated pursuant to the Company's revised operating plans. The Company's present operations consist of fulfilling reorder customers through the use of an outsourced delivery agent. Also, the Company has commenced attracting new customers through multi-channel media which include catalogues, e-commerce, strategic alliances and exhibit marketing as well as existing customer referrals. The Company fully satisfied all outstanding borrowings under its credit facility through the proceeds from the sale of accounts receivable in July and December of 2003 with a new financial institution. Accordingly, under the new business model, the Company no longer participates in the collection of accounts receivable. This is now outsourced to this new financial institution as discussed in the Summary of Significant Accounting Policies.

In connection with these restructuring activities, the Company recorded net restructuring recoveries in the nine months ended September 24, 2006 and September 25, 2005 of $5 and $7 consisting of gains on accounts payable settlements.

The balance of accrued restructuring charges consisted of the following (in thousands):
                                            Sept. 24, 2006     December 25, 2005
                                            --------------     -----------------
Accrued future minimum payments
under current lease obligations             $     901          $        921

Break fee  under  renegotiation
of  capital lease  (See  Note  H)                 275                   350
                                            --------------     -----------------
                                            $   1,176          $      1,271
                                            --------------     -----------------

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

NOTE F- ACCRUED EXPENSES

Accrued expenses consist of the following as of September 24, 2006 and December 25, 2005 (in thousands):

                                            Sept. 24, 2006     December 25, 2005
                                            --------------     -----------------
Accrued  restructuring  charges                 $1,176               $1,271
Payroll  and  health  benefits                     127                  101
Professional  fees                                 140                  132
Other                                               93                  130
                                            --------------     -----------------
                                                $1,536               $1,634
                                            --------------     -----------------

Accrued expenses include the long-term portion of the break fee associated with the re-negotiation of the Company’s capital lease. At September 24, 2006 and December 25, 2005 the long-term portion of the break fee was $175 and $250, respectively.

NOTE G- LOSS PER COMMON SHARE

Net loss per common share amounts (basic EPS) are computed by dividing net loss available to common stockholders by the weighted average number of common stock shares. Dilutive EPS are not presented because including potential shares issued in connection with the Convertible Debt and outstanding Warrants would be anti-dilutive.

Basic EPS computations are as follows:
                                                    Nine Months Ended                      Nine Months Ended
                                                      Sept. 24, 2006                          Sept. 25, 2005
                                           (In thousands, except per share data)  (In thousands, except per share data)
                                           -------------------------------------  --------------------------------------
                                            Net loss       Shares      Per Share  Net income      Shares      Per Share
                                                                                     (loss)
                                           (Numerator)  (Denominator)   Amounts   (Numerator)  (Denominator)   Amounts
                                           -----------  -------------  ---------  -----------  -------------  ----------

Net (loss) income                          $  (2,846)      8,691.3      $(.33)     $     667        913.7      $ .73

Preferred stock dividends accrued                 (-)          -           (-)        (3,260)         -        (3.57)

                                           -----------  -------------  ---------  -----------  -------------  ----------

Net loss attributable to
common stock                                $ (2,846)      8,691.3      $(.33)   $    (2,593)       913.7     $ (2.84)
                                           ===========  =============  =========  ===========  =============  ==========

                                                    Three Months Ended                      Three Months Ended
                                                      Sept. 24, 2006                          Sept. 25, 2005
                                          (In thousands, except per share data)  (In thousands, except per share data)
                                          -------------------------------------  --------------------------------------
                                            Net loss       Shares      Per Share  Net income      Shares      Per Share
                                                                                     (loss)
                                           (Numerator)  (Denominator)   Amounts   (Numerator)  (Denominator)   Amounts
                                          -----------  -------------  ---------  -----------  -------------  ----------

Net (loss) income                          $  (1,968)      24,246.7      $(.08)     $   169        913.7      $ .18

Preferred stock dividends accrued                 (-)          -            (-)      (1,120)         -        (1.22)

                                          -----------  -------------  ---------  -----------  -------------  ----------

Net loss attributable to
common stock                                $ (1,968)      24,246.7     $ (.08)     $ (951)       913.7     $ (1.04)
                                          ===========  =============  =========  ===========  =============  ==========
NOTE H- COMMITMENTS

In March 2004, the Company re-negotiated the capital lease of its corporate headquarters located in Farmingdale, New York, converting it to an operating lease and reducing its office space. The Company was charged a break fee of $590, with $90 paid in 2004 and the balance payable in sixty equal installments of approximately $8 each commencing July 2004. As of September 24, 2006 and December 25, 2005, the Company has accrued $275 and $350, respectively in accrued restructuring charges relating to this break fee.

Future minimum operating lease payments, adjusted for the lease amendment as of September 24, 2006 are as follows (in thousands):

Year ended

      2006   $  30
      2007     121
      2008     125
      2009     128
      2010     132
Thereafter     432
            ------
              $968
            ------

Rent expense charged to operations was $31 and $29 for the three months ended September 24, 2006 and September 25, 2005, respectively, and $88 and $91 for the nine months ended September 24, 2006 and September 25, 2005, respectively.

NOTE I- CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

On July 14, 2006, (the "Closing Date"), the Company entered into a Subscription Agreement with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase up to an aggregate of $2,500 worth of Common Stock (the "Warrants"). $1,250 was funded immediately and the remaining $1,250 was funded on August 11, 2006, the date the Company filed a Registration Statement with the Securities and Exchange Commission (the "SEC").

The Convertible Debentures bear interest at a rate of 10% per annum, payment of which commenced on August 1, 2006 and continues monthly thereafter. Interest is payable in cash or shares of Common Stock at the election of the Investors. If the Registration Statement is not declared effective by January 1, 2007, the Company will have to make payments of principal in the amount of $150 each month through March 2007 and $260 for each month thereafter, until no further Debentures are outstanding, so long as the Registration Statement is not effective, however on November 7, 2006 the Company’s Registration Statement was declared effective. The Investors may convert the unpaid face value of, plus the accrued interest on, the Convertible Debentures into Common Stock at any time at the lesser of (i) ninety percent (90%) of the average of the five lowest closing best bid prices of the Common Stock during the period commencing on the 21st day immediately following the filing of the Company’s Form 8-K on July 19, 2006 and ending on the earlier of the effective date of the Registration Statement or the one-hundred-twentieth (120th) day following the filing of said Form 8-K (the "Maximum Conversion Price") and (ii) eighty percent (80%) of the lowest closing bid price on the Common Stock during the ten (10) trading days immediately preceding the receipt by the Company of a notice of conversion by the Investors (the "Conversion Price").

In connection with the issuance of the Convertible Debentures, the Company issued to the Investors Warrants to purchase $2,500 worth of Common Stock at an exercise price equal to the greater of the 1) the Maximum Conversion Price; or 2) eighteen cents ($.18) per share. The Warrants may be exercised for a period of seven years and the exercise price is subject to antidilution provisions.

The Company is required at all times to reserve sufficient shares for full conversion of the Convertible Debentures and exercise of the Warrants.

If an event of default occurs, as defined in the Convertible Debentures, the Investors may exercise their right to increase the face amount of the Convertible Debenture by three percent (3%) as an initial penalty and by three percent (3%) for each subsequent event of default. In addition, the Investors may exercise their right to increase the face amount by two-and-a-half percent (2.5%) per month to be paid as liquidated damages, compounded daily.

The Company is obligated to use its best efforts to cause the SEC to declare the Registration Statement effective within 135 days after the Closing Date. If the Registration Statement does not become effective within 135 days following the Closing Date, then the Company is obligated to pay liquidated damages to the Investors in an amount equal to two percent (2%) of the face value of the Convertible Debenture outstanding, compounded daily, for each thirty (30) day period following the 135 days until the Registration Statement becomes effective, however on November 7, 2006 the Company’s Registration Statement was declared effective. Additional time deadlines and liquidated damage provisions also apply.

Pursuant to a Security Agreement, dated as of the Closing Date, by and among the Company and the Investors (the "Security Agreement"), the Company's obligation to repay the amounts outstanding under the Convertible Debenture is secured by a first priority security interest in the assets of the Company. In addition, shares of Common Stock currently owned or hereafter acquired by the Company’s Chief Executive Officer, Chief Financial Officer and Chief Marketing Officer have been pledged as security for repayment of the Debentures, which shares may be sold by the holders thereof only pursuant to Leak-Out agreements executed by each of such holders with the Investors.

The above descriptions of the Subscription Agreement, Convertible Debentures, Warrants, Registration Rights Agreement and Security Agreement as well as the form of the Security Agreement and Leak-out agreements referred to above are qualified in their entirety by reference to the actual agreements, copies of which were filed as Exhibits 10.6, 4.1, 4.2, 10.7, 10.8, 10.9 and
10.10, respectively, in the Company’s Form 8-K filed on July 19, 2006.

As a result of entering into the above agreements, the Company has identified certain embedded derivatives within the Convertible Debentures. Based upon an independent valuation report, the value of these embedded derivatives were $1,200 at July 14, 2006. This amount was bifurcated from the Convertible Debentures on the face of the balance sheet and a corresponding derivative liability was established. This debt discount will be amortized over the life of the Convertible Debentures and charged to interest expense until fully amortized in July 2011. As of September 24, 2006 the unamortized debt discount was $1,140. In the event the Convertible Debentures are reduced in full or in part, by either Company prepayments or conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charge to operations. In addition, the change in the valuation of the embedded derivatives during the period in the amount of $9 was reflected as interest income. In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

As of September 24, 2006 the Convertible Debentures outstanding are as follows:

Convertible Debentures	$2,500
Debt Discount	(1,140)
Convertible Debentures, net	$1,360

As of September 24, 2006 the derivative liability outstanding is as follows:

Liability at July 14, 2006	$1,200
Decrease in Valuation	(9)
Liability at September 24, 2006	$1,191

NOTE J- STOCKHOLDERS EQUITY

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $.001. As of July 14, 2006, giving effect to the reverse acquisition and related transactions as more fully described in the Company’s Form 8-K filed on July 19, 2006, there were 30,000,000 shares of common stock issued and outstanding. Prior to the reverse acquisition on July 14, 2006, the Company had 913,690 common shares outstanding, $.01 par value.

The Company is authorized to issue up to 10,000,000 shares of preferred stock. As of July 14, 2006, there were no shares of preferred stock issued and outstanding. Prior to the reverse acquisition on July 14, 2006, the Company had 22,200 preferred shares outstanding and accrued preferred stock dividends of $17,900. The obligation to pay accrued stock dividends terminated on July 14, 2006 in connection with the reverse acquisition, pursuant to which the preferred stock was converted into common shares.

For a full description of the reverse acquisition refer to the Company’s Form 8-K filed on July 19, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition  and Results of Operations
(Dollar amounts are in thousands, except share and per share data)

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

Fiscal Year

Our fiscal year ends on the last Sunday in December. While our fiscal 2006 year-end will consist of a fifty-three week period ending on December 31, 2006, our 2005 fiscal year consisted of the fifty-two week period which began on December 27, 2004 and ended on December 25, 2005.

Revenue Recognition

We recognize revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured. Shipping and handling expenses of $353 and $1,108 are included in selling, general and administrative expenses for the three and nine months ended September 24, 2006, respectively, and $458 and $1,514 for the three and nine months ended September 25, 2005, respectively. Although we accept product returns, historical returns have been insignificant. We have sold separately-priced warranty arrangements covering certain durable goods. In accordance with FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” revenue on these warranty arrangements is recognized on a straight-line basis over the warranty service period, which is typically thirty-six months. Costs associated with these warranty arrangements are recognized as they are incurred. As of April 2003, we no longer offer these warranty arrangements.

Deferred revenue consists principally of the unearned portion of the above described separately priced warranties as well as advance billings for customer food orders.

Impairment of Fixed Assets and Intangibles
We determine the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Management believes there is no impairment of any long-lived assets as of December 25, 2005 and September 24, 2006.

Income Taxes
We account for our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Debt discount and Derivative liability

As a result of the Company entering into a Subscription Agreement with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase up to an aggregate of $2,500 worth of Common Stock (the "Warrants") , the Company has identified certain embedded derivatives within the Convertible Debentures. Based upon an independent valuation report, the value of these embedded derivatives were $1,200 at July 14, 2006. This amount was bifurcated from the Convertible Debentures on the face of the balance sheet and a corresponding derivative liability was established. This debt discount will be amortized over the life of the Convertible Debentures and charged to interest expense until fully amortized in July 2011. As of September 24, 2006 the unamortized debt discount was $1,140. In the event the Convertible Debentures are reduced in full or in part, by either Company prepayments or conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations. In addition, the change in the valuation of the embedded derivatives during the period in the amount of $9 was reflected as interest income. In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

Results of Operations

Revenues and expenses consist primarily of the following components:

Revenues. Revenues consist primarily of food sales. Food sales include sales of prime cut proteins (such as beef, chicken, pork and fish) and assorted vegetables, soups, appetizers, desserts and other meal accents, as well as gourmet, prepared meals and prepared meal compliments. Included in revenues are shipping and handling charges billed to customers and sales credits and adjustments, including product returns. Although we accept product returns, historical returns have been insignificant. Also included in revenues are sales of durable goods such as cutlery, cookware and appliances and deferred service revenues related to warranty arrangements covering certain durable goods. We follow FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Revenue related to these warranty arrangements is recognized on a straight-line basis over the warranty service period. Costs associated with these arrangements are expensed as incurred. As of April 2003, we no longer offer warranty arrangements.

Cost of Goods Sold. Cost of goods sold consists primarily of the cost of the food and durable products sold and the costs of outside fulfillment of food orders.

Operating Expenses. Selling, general and administrative expenses consist of compensation for sales, marketing, delivery, administrative, information technology, and customer service personnel, advertising, marketing and promotional expenses, shipping and handling expenses, facility expenses, website development costs, professional service fees and other general corporate expenses.

Restructuring and other one-time recoveries. In 2003, our principal lenders accelerated debt repayment due to non-compliance with certain financial ratios under the then existing credit arrangement. As a result, we sold our accounts receivable at a significant loss to repay the debt and at the same time, in order to enhance liquidity, we restructured our operations by closing down our direct to consumer sales and telemarketing operations, all sales offices and all distribution routes and terminating 930 employees resulting in a net restructuring charge in 2003 of $1,831. In connection with these restructuring activities full liabilities have been properly recorded in the financial statements, however we are continuing to negotiate settlements with vendors and lessors. Certain settlements have resulted in recoveries of previously recorded liabilities.

Interest expense (Income), Net. Consists of interest expense paid on its convertible debt outstanding, amortization of debt discount, and the change in the value of the embedded derivative liability for the period, net of any interest income earned on cash balances and marketable securities.

Income Taxes. We are subject to corporate level income taxes and record a provision for income taxes based on an estimated effective tax rate for the year.

Nine Months Ended September 24, 2006 Compared To Nine Months Ended September 25, 2005

Revenue. Revenue decreased to $7,990 for the nine months ended September 24, 2006 as compared to $11,322 for the nine months ended September 25, 2005. The decline in revenue of $3,332, or 29.4%, resulted primarily from a reduction in direct telemarketing food sales with the focus of new sales, customer creation and marketing on the DineWise branded product line, as well as a reduction in associated deferred service revenue. In 2003, we stopped offering warranty arrangements and as a result, service revenues will continue to decline with 2006 the final year in which service income will be recognized. Revenues related to these arrangements are recognized over the life of the contract, generally up to 36 months. As a result, service revenues related to warranty arrangements were $79 in 2006 as compared to $628 in 2005. Direct telemarketing food sales were $6,901 in 2006 as compared to $9,576 in 2005 and houseware sales were $634 in 2006 as compared to $909 in 2005. New customer sales from our DineWise branded product line were $527 in 2006 as compared to $56 in 2005. This increase of $471 or 841.1% is the result of a second quarter 2006 launch of the DineWise brand as compared to brand testing during the third quarter of 2005. The Company expects to continue focusing its marketing investments on this new brand utilizing a multi-channel marketing approach, inclusive of web advertising and search engine optimization, as well as planned catalog mailings in its fourth quarter of 2006 as it strives to continue improving its Dinewise sales and its brand awareness.

Cost of Goods Sold. Cost of goods sold decreased $1,044 to $4,099 for the nine months ended September 24, 2006 as compared to $5,143 for the prior year period. This reduction was primarily due to the above mentioned reduction in sales. Gross margin as a percent of revenue decreased to 48.7% in 2006 as compared to 54.6% in 2005, primarily due to the $549 reduction in service revenue.

Operating Expenses. Selling, general and administrative expenses increased $1,107 to $6,613 in 2006 as compared to $5,506 million in 2005. The increase was primarily the result of $1,205 in one time charges in conjunction with the closing of the reverse acquisition on July 14, 2006. The Company issued 2,250,000 shares of common stock to consultants and recognized an expense of $450 as well as incurring other transaction costs totaling $755. In addition, professional fees increased $371, primarily due to services rendered in preparation of the completion of the reverse acquisition consummated on July 14, 2006 and the filing of registration statements. These increases were offset in part by lower delivery expenses of $406 ($1,108 in 2006 and $1,514 in 2005), reduced accounts receivable financing fees of $66 ($259 in 2006 and $325 in 2005) both of which are directly related to the decline in sales, and decreased marketing expenses of $84 ($970 in 2006 and $1,054 in 2005). Almost all marketing expenses were related to developing and promoting the transition, re-positioning and launch of the new branded DineWise product line. In 2006 and 2005, we recorded a gain of $5 and $7, respectively, in connection with certain settlements of accounts payable relating to our 2003 restructuring activities.

Interest Expense. Interest expense, net was $121 and $1, for the nine months ended September 24, 2006 and September 25, 2005, respectively. This is the result of interest expense incurred on its $2,500 Convertible Debentures issued during the quarter ended September 24, 2006 with an interest rate of 10% per annum. In addition, the Company incurred amortization expense in the amount of $60 as a result of amortizing the debt discount, offset by income of $9 as a result of the decrease in the value of the embedded derivative liability for the period. In addition, the Company amortized $19 in finance costs associated with the $2,500 in Convertible Debt and Warrants issued during the quarter. This expense will continue to be amortized each quarter over the five-year life of the convertible debt. In the event there is a conversion or prepayment of all or a portion of this debt, the Company will recognize immediately the unamortized deferred finance costs related to the conversions or prepayments. As of September 24, 2006 the unamortized portion of the finance costs was $356.

Income Taxes. In 2006 and 2005 we recorded income tax expenses of $3 and $5, respectively, which is comprised principally of state franchise taxes. We have provided and continue to provide for a full valuation allowance against our deferred income tax assets. The valuation allowance is subject to adjustment based upon our ongoing assessment of our future income and may be wholly or partially reversed in the future.

Net Income. For the nine months ended September 24, 2006, net loss was ($2,846) as compared to net income of $667 for the nine months ended September 25, 2005. The decrease in net income in 2006 was primarily due to lower sales volumes in 2006 as compared to 2005 resulting primarily from a decline in direct telemarketing food sales as the Company continues to focus its sales and marketing efforts on the new DineWise brand, as well as $1,205 in one-time costs associated with its reverse acquisition on July 14, 2006.

Three Months Ended September 24, 2006 Compared To Three Months Ended September 25, 2005

Revenue. Revenue decreased to $2,511 for the three months ended September 24, 2006 as compared to $3,402 for the three months ended September 25, 2005. The decline in revenue of $891, or 26.2%, resulted primarily from a reduction in direct telemarketing food sales with the focus of new sales, customer creation and marketing on the DineWise branded product line, as well as a reduction in associated deferred service revenue. In 2003, we stopped offering warranty arrangements and as a result, service revenues will continue to decline with 2006 the final year in which service income will be recognized. Revenues related to these arrangements are recognized over the life of the contract, generally up to 36 months. As a result, service revenues related to warranty arrangements were $26 in 2006 as compared to $209 in 2005. Direct telemarketing food sales were, $2,068 in 2006 as compared to $2,853 in 2005 and houseware sales were $151 in 2006 as compared to $283 in 2005. New customer sales from our DineWise branded product line were $279 in 2006 as compared to $56 in 2005. This increase of $223, or 398.2%, is the result of a second quarter 2006 launch of the Dine Wise brand as compared to brand testing during the third quarter of 2005. The Company expects to continue focusing its marketing investments on this new brand utilizing a multi-channel marketing approach, inclusive of web advertising and search engine optimization, as well as planned catalog mailings in its fourth quarter of 2006 as it strives to continue improving its Dinewise sales and its brand awareness.

Costs of Goods Sold. Cost of goods sold decreased $188 to $1,327 for the three months ended September 24, 2006 as compared to $1,515 for the prior year period. This reduction was primarily due to the above mentioned reduction in sales. Gross margin as a percent of revenue decreased to 47.2% in 2006 as compared to 55.5% in 2005, primarily due to the $183 reduction in service revenue.

Operating Expenses. Selling, general and administrative expenses increased $1,313 to $3,030 in 2006 as compared to $1,717 in 2005. The increase was primarily the result of $1,205 in one time charges in conjunction with the closing of the reverse acquisition on July 14, 2006. The Company issued 2,250,000 shares of common stock to consultants and recognized an expense of $450 as well as incurring other transaction costs totaling $755. In addition, professional fees increased $130, primarily related to services rendered in preparation of the completion of the reverse acquisition consummated on July 14, 2006 and the filing of registration statements, reductions in bad debt recoveries of $71, and $63 in increased employee related expenses, These increases were offset in part by, lower delivery expenses of $105 ($353 in 2006 and $458 in 2005) which is directly related to the decline in sales, and decreased marketing expenses of $52 ($295 in 2006 and $347 in 2005). Almost all marketing expenses were related to developing and promoting the transition, re-positioning and launch of the new branded DineWise product line.

Interest Expense. Interest expense was $121 and $0 in the three months ended September 24, 2006 and September 25, 2005, respectively. This is the result of interest expense incurred on its $2,500 Convertible Debentures issued during the quarter ended September 24, 2006 with an interest rate of 10%
per annum. In addition, the Company incurred amortization expense in the amount of $60 as a result of amortizing the debt discount, offset by $9 income as a result of the decrease in the value of the embedded derivative liability for the period. In addition, the Company amortized $19 in finance costs associated with the $2,500 in Convertible Debt and Warrants issued during the quarter. This expense will continue to be amortized each quarter over the five-year life of the Convertible Debt. In the event there is a conversion or prepayment of all or a portion of this debt, the Company will recognize immediately the unamortized deferred finance costs related to the conversions or prepayments. As of September 24, 2006 the unamortized portion of the finance costs was $356.

Income Taxes. For the three months ended September 24, 2006 and the three months ended September 25, 2005, we recorded income tax expense of $1 and $1, respectively, which is comprised principally of state franchise taxes. We have provided and continue to provide for a full valuation allowance against our deferred income tax assets. The valuation allowance is subject to adjustment based upon our ongoing assessment of our future income and may be wholly or partially reversed in the future.

Net Income/Loss. For the three months ended September 24, 2006, net loss was ($1,968) as compared to net income of $169 for the three months ended September 25, 2005. The decrease in net income in 2006 was primarily due to lower sales volumes in 2006 as compared to 2005 resulting primarily from a decline in direct telemarketing food sales as the Company continues to focus its sales and multi-channel marketing efforts on its new DineWise brand, as well as $1,205 in one-time costs associated with its reverse acquisition.

Contractual Obligations and Commercial Commitments

As of September 24, 2006, our principal commitments consisted of an obligation under an operating lease in connection with office space for our corporate headquarters. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. Following is a summary of our contractual obligations. We have no other commercial commitments:

Future minimum operating lease payments, adjusted for a lease amendment as of September 24, 2006, are as follows (in thousands):

Year	Amount

2006	$ 30
2007	121
2008	125
2009	128
2010	132
Thereafter	432
$968

Other than the lease and employment agreements with its CEO and CFO as described and filed on Form 8-K on July 19, 2006, there were no items that significantly impacted our commitments and contingencies.

Liquidity and Capital Resources

At September 24, 2006, we had a cash balance of $1,098 compared to a cash balance of $1,306 at December 25, 2005. Our principal source of cash is the financing of accounts receivable through a third party financial institution whereby substantially all receivables generated from sales to customers are submitted for collection, without recourse. Generally payments, net of financing fees of approximately 3%, are received within 3-5 business days from the date of submission. We had working capital (deficits) at September 24, 2006 and December 25, 2005 of ($679) and ($828), respectively. Included in our accrued expenses at September 24, 2006 and December 25, 2005 are net restructuring charges of $1,176 and $1,271, respectively. In connection with these accrued charges, we may, from time to time, be in negotiations with vendors to pay reduced amounts which could result in forgiveness of debt income. On July 14, 2006, we engaged in a financing transaction with Dutchess Private Equity Fund, LP and Dutchess Private Equities Fund II, LP, pursuant to which the Company sold $2,500 Convertible Debentures and $2,500 Warrants to Dutchess. At September 24, 2006 we had $2,500 in Convertible Debt outstanding. We currently have no off-balance sheet financing arrangements. As a result of the Company’s cash balances, inclusive of the funds received under its Convertible Debentures issued in July 2006, we believe that we have the resources to meet our obligations as they become due over the next twelve months. Further, the Company has commenced plans to raise additional funds to provide for marketing investments and acceleration of its multi-channel marketing approach of its DineWise brand, as well as general operating needs.

For the nine months ended September 24, 2006, cash used in operations was $2,672, as compared to cash used in operations of $462 for the period ended September 25, 2005. This was primarily attributable to a net loss for the period, adjusted for non-cash items of ($2,213), increases in inventory of $93 as a result of the ramp up in anticipated business of its DineWise product line, increases in prepaid expenses and other assets of $488 resulting from increased deferred finance costs of $356 and prepaid costs of $135 related to is fourth quarter 2006 catalog mailing, decreased accrued expenses of $98 and decreased deferred revenue of $14, offset, in part, by increased accounts payable of $206, decreased accounts receivable of $20 and increased income taxes payable of $8. Our operations are organized to have a cash-to-cash cycle of approximately 30 days. This is accomplished by paying for inventory to outsourced vendors just prior to shipment to the customer, and maintaining certain levels of inventory on our branded products, and financing the accounts receivable from a third party financial institution or use of major credit card carriers.

For the nine months ended September 24, 2006 investments in property, plant and equipment in the amount of $86 related primarily to an office phone system and computer additions.

For the nine months ended September 24, 2006 the Company received $2,500 from the issuance of its Convertible Debt. In addition it financed its office phone system with a five-year capital lease in the amount of $54 and repaid $4 of other capital leases in existence.

We have not declared or paid any dividends for the nine months ended September 24, 2006. While we had accumulated accrued preferred stock dividends in the amount of $17,900 at June 25, 2006, the obligation to pay accrued and ongoing dividends terminated on July 14, 2006 in connection with the reverse acquisition of the Registrant, pursuant to which our preferred stock was converted into common stock of the Registrant. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

FORWARD LOOKING STATEMENTS

Special Note Regarding Forward-Looking Statements: A number of statements contained in this discussion and analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. You are cautioned not to place undue reliance on these forward-looking statements. The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to:

•	our ability to meet our financial obligations;

•	the relative success of marketing and advertising;

•	the continued attractiveness of our lifestyle and diet programs;

•	competition, including price competition and competition with self-help weight loss and medical programs;

•	our ability to obtain and continue certain relationships with the providers of popular nutrition and fitness approaches and the suppliers of our meal delivery service;

•
adverse results in litigation and regulatory matters, more aggressive enforcement of existing legislation or regulations, a change in the interpretation of existing legislation or regulations, or promulgation of new or enhanced legislation or regulations;

•	general economic and business conditions; and

•	other risks described in the Company’s Securities and Exchange Commission filings.

Item 3. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On September 8, 2006, the stockholders of SimplaGene USA, Inc., upon the recommendation of the Company’s Board of Directors, approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Dinewise, Inc. The Company solicited and received the consent of 15,555,048 votes representing 51.85% of the shares outstanding and representing a majority of the voting power. The votes of the other shareholders were not solicited.

Item 6. Exhibits

Exhibit 10.13- Shoppers Accounts Receivable Agreement dated October 30, 2006 (1)
Exhibit 31.1 - Rule 13a-14a Certification (Chief Executive Officer) (1)
Exhibit 31.2 - Rule 13a-14a Certification (Chief Financial Officer) (1)
Exhibit 32 - Section 1350 Certifications (1)

(1) filed herewith

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dinewise, Inc.

By: s/ Thomas McNeill
Vice President,
Chief Financial Officer and
Principal Accounting Officer
Dated: November 8, 2006