Form 10KSB
period 2006-12-31
Dinewise, Inc.
filed 2007-03-29
CIK 1192323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from ________ to ________

Commission File No. 333-100110

Dinewise, Inc.
(Name of Small Business Issuer in its charter)

Nevada	01-0741042
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

500 Bi-County Blvd., Suite 400, Farmingdale, NY 11735-3940
(Address of Principal Executive Offices and Zip Code)

(631) 694-1111
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ]  NO [X]

State issuer’s revenues for its most recent fiscal year: $10,944,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid and asked price of common equity as of March 13, 2007 was $4,265,000. For the purpose of this calculation, shares owned by officers, directors and 10% shareholders known to the Company have been deemed to be owned by affiliates.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 21, 2007, the issuer had outstanding 30,008,990 shares of common stock, par value $0.001.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):    YES [ ]  NO [X]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview and Description of business

On July 14, 2006 (the "Closing Date"), pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), among the Company (formerly known as Simplagene USA, Inc., a public shell company with nominal assets), SMPG Merco Co., Inc., a Delaware corporation and a wholly owned subsidiary of the Registrant ("Merco"), New Colorado Prime Holdings, Inc., a privately owned Delaware corporation ("NCPH"), and Craig Laughlin ("Laughlin"), the Company acquired, through a merger (the "Merger") of Merco with and into NCPH, all of the issued and outstanding capital stock of NCPH (the "NCPH Capital Stock"). Upon completion of this transaction, the former NCPH shareholders and NCPH's financial advisor acquired approximately 93.5% of the Company's issued and outstanding shares of $0.001 par value common stock. This transaction constituted a change in control of the Company. In connection with the change of control, Paul A. Roman, Chairman of the Board and Chief Executive Officer of NCPH, became Chairman of the Board and Chief Executive Officer of the Company, Thomas McNeill, Vice President, Chief Financial Officer and a director of NCPH, became Vice President, Chief Financial Officer and a director of the Company, and Richard Gray, a director of NCPH, became a director of the Registrant. Craig Laughlin was the Company's sole officer and director prior to this transaction and resigned at the time the transaction was consummated. Mr. Laughlin was also the Company's majority stockholder immediately prior to the Closing Date.

NCPH is a Delaware corporation established in 2001 and owns 100% of Colorado Prime Corporation, a company originally established in 1959 to provide in-home "restaurant quality" beef shopping services throughout the United States. During 2005, NCPH established the Dinewise® brand to serve this market by attracting new customers through multi-channel media which includes catalogues, e-commerce and strategic alliances, as well as existing customer referrals. Dinewise® is a direct-to-consumer gourmet home meal replacement provider. Dinewise® targets lifestyle profiles, i.e. busy moms, singles, retirees, seniors, and working couples, as well as health profiles including diabetic, heart smart, low carbohydrate, low calorie, and weight loss. The Company has positioned its Dinewise® brand as the solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality meal planning, delivery, and preparation services. Products are customized meal solutions, delivered fresh-frozen directly to the home. Using the efficiency, exposure and reach of the Internet and other direct marketing channels, Dinewise® capitalizes on consumers' emerging need for convenient, simple, customized solutions for home meal planning and preparation that satisfies the consumers' health and lifestyle needs with ready-to-eat, ready-to-heat, or ready-to-assemble hot or cold meals or entrees.

The July 14, 2006 acquisition of NCPH by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby NCPH is the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to July 14, 2006, the financial statements of the Company reflect the historical financial statements of NCPH since its inception and the operations of SimplaGene USA, Inc. subsequent to July 14, 2006.

On September 8, 2006, the stockholders of SimplaGene USA, Inc., upon the recommendation of the Company’s Board of Directors, approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Dinewise, Inc.

NCPH has been recognized as a leader in the Home Meal Replacement market for consumers nationwide.  We are a leading multi-channel direct to consumer retailer of branded, prepared, premium quality frozen proteins (such as beef, chicken, pork and fish), meals, soups, appetizers and deserts. We market through multiple channels, including direct mail, catalog, print, public relations, e-retailing and through our inbound, outbound call center.

NCPH is a Delaware corporation established in 2001.  The Company owns 100% of Colorado Prime Corporation, a company originally established in 1959 to provide in-home “restaurant quality” beef shopping services throughout the United States.  Prior to its reorganization in 2003, NCPH had a direct sales force in approximately 33 states with 55 offices.    Due to a rapid over-expansion of the core business and other non-core business activities, the Company experienced financial difficulties leading to a strategic reorganization in 2003.  To generate cash to fund its operations and to repay its then principal lenders, the Company sold its accounts receivable at a significant discount.

In addition, the Company restructured its operations and closed down its direct to consumer sales and telemarketing operations which included closing all offices outside of its corporate office, and all distribution routes.  The Company terminated approximately 930 employees nationally.  These actions allowed the Company to satisfy all its outstanding obligations under its then-existing credit facility.

Under its new business model, the Company no longer participates in the collection of its accounts receivable, a function that remains outsourced to Shoppers Charge Accounts Co., a division of TD Banknorth.  In addition the Company can receive customer payments by use of any major credit card.  Over the last two years, the Company has (i) returned to its core competency of providing a quality, value-added product, (ii) restructured its operating business to improve cash flow by emphasizing expense control, eliminating overhead, closing offices, and exiting non-core businesses, and (iii) re-established and expanded its marketing channels.

To capitalize on changing consumer lifestyles and trends, the Company recognized a market opportunity to reposition its business through a prepared meals product offering that would satisfy the increasing demands of a time constrained population.  As a result, during 2005 the Dinewise® brand was created to serve this market by attracting new customers through multi-channel media which includes catalogues, e-commerce and strategic alliances, as well as existing customer referrals.  Dinewise® is a direct-to-consumer gourmet home meal replacement provider. Dinewise® targets lifestyle profiles, i.e. busy moms, singles, retirees, seniors, and working couples, as well as health profiles including diabetic, heart smart, low carbohydrate, low calorie, and weight loss. The Company has positioned its Dinewise® brand as the solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality meal planning, delivery, and preparation services. Products are customized meal solutions, delivered fresh-frozen directly to the home.  Using the efficiency, exposure and reach of the Internet and other direct marketing channels, Dinewise® capitalizes on consumers’ emerging need for convenient, simple, customized solutions for home meal planning and preparation that satisfies the consumers’ health and lifestyle needs with ready-to-eat, ready-to-heat, or ready-to-assemble hot or cold meals or entrees.

The Company has identified the diet market as an opportunity to mirror its premium frozen prepared meals and its meal planning services.  Trained nutritional consultants are available to answer questions, custom design, and recommend a meal plan to help each customer achieve their individualized or family taste preferences.  Our website, www.dinewise.com, provides customers the flexibility of ordering products 24 hours a day, seven days a week.  Customers can either choose from our gourmet prepared food meals in pre-set packages ranging from $199 - $499, or customize their orders to their own particular preferences.  We ship orders directly to our customers in 48 states through our contracted third-party fulfillment providers.

We are also a direct marketer of gourmet prime cut proteins such as filet mignon, rack of lamb, rib roast, chicken cordon bleu, jumbo shrimp, tuna steaks and lobster tails.  Our products are flash frozen in waste free, safe, and portion controlled packaging.   We also offer hors d’oeuvres, desserts and other complimentary items, such as our “kitchen indispensable” housewares line.  We have grown our offerings from just beef to an assortment of approximately 125 prime cut proteins, 225 assorted vegetables, soups, appetizers, desserts and other meals accents.  In addition, with our new branded proprietary Dinewise ® product line, we have expanded our offerings to include approximately 100 gourmet prepared meals and meal compliments, with approximately 5,000 various meal combinations.

 Products

Our assortment of approximately 125 prime cut proteins such as filet mignon, rack of lamb, rib roast, chicken cordon bleu, jumbo shrimp, tuna steaks and lobster tails, and 225 assortments of vegetables, soups, appetizers, desserts and other meals accents is complimented by our new branded proprietary Dinewise® product line that offers approximately 100 gourmet prepared meals and meal compliments, with approximately 5,000 meal combinations.  With our unique Mix & Match customized meal builder software, Dinewise® provides its customers more choice than other online food sites in our marketing space.  Dinewise® products include:

Prepared Meals
Chef Selections

Chef Dana McCauley, our executive chef and member of our Advisory Board, as well as food editor for Gardening Life Magazine was engaged to craft a selection of complete meals, ensuring that each entrée is perfectly balanced for peak flavor. Examples include:

•

Herbed Salmon w/Butternut Squash & Broccoli & Red Peppers

•

Beef Top Blade w/Roasted Potatoes & Asparagus

•

Rack of Lamb w/Red Skin Mashed Potatoes & Snap Peas & Carrots

•

Stuffed Cajun Pork Chop w/Apple Pecan Stuffing & Baby Carrots

Express Meals

Chef-prepared Express Meals are complete meals individually packaged in microwaveable containers. The traditional "comfort food" menu is children-friendly and they have been very popular as office lunches.

	Minute Pastas	Minute Pastas have the sauce baked into the fiber of each individual piece of pasta.
Family Style

The chef-prepared entrées, sides, and vegetables are available in convenient, single serving quantities of four. These same entrées, sides, and vegetables are available as Mix & Match/ a la carte offerings.

Meal Accents
	Appetizers/ Soups	Such as: • Mini Chicken Wellingtons • Spanikopita • Crab Cakes, Maryland Style • Cream of Asparagus with Lobster
	Gourmet Desserts	Such as: • Chocolate Truffle Lava Cake • Single Serving Margarita Cheesecake
Meal Solutions
	Meal Plans	$199 Combo Plan $199 Mix-n-Match Plan $299 Value Plan $299 Favorites Plan $299 Gourmet Plan $399 Value Plan $399 Favorites Plan $399 Gourmet Plan $499 Combo Plan $499 Mix-n-Match Plan
Nutritional Foods
	Diet Mix & Match	The Company offers foods that meet the qualifications for diabetic and other nutrient specific needs such as low fat, low carb, or low calorie. These items are available on an ala carte basis.
Diet Friendly

Using the same offerings as the Diet Mix & Match offer, DineWise® also offers meal plans based on 1,300-1,500, 1,600-1,900, and 2,000-2,300 Calories. Qualitative information/links include daily nutritional needs calculators as well as access to a registered dietician consultation.

Housewares	Kitchen Indispensables

The Company offers its “kitchen indispensables”, a high-end (SRP) complimentary houseware line.  The housewares category affords DineWise® the opportunity to expand its online advertising and to create more web traffic to its site.

Freezers

To facilitate product purchasing, the Company offers freezers in three sizes: five cubic feet (5 ft3), fourteen cubic feet (14 ft3), or twenty one cubic feet (21 ft3) through its national service relationship with Sears.

Gifts & Gift Certificates		Gift certificates or any of the above items can be sent as gifts for weddings, bridal showers, baby showers, new parents, corporate occasions, newlyweds, single moms/dads, or to college students.

Product Development

In addition to an advisory board consisting of two executive chefs, a nutritionist and a registered dietician, DineWise® leverages the expertise of leading third party food developers with proven commercial success.  These relationships support the ongoing development of nutritionally correct products that meet the ongoing dieting and healthy eating needs of the consumer, as well as high quality gourmet and fine dining products. Areas of future product development include organic and ethnic food offerings.  All of our foods are evaluated for nutrition and compliance with our programs, using taste test panels.  We continually evaluate the latest technologies in microwave packaging and the improvements in taste and preparation are constantly being monitored. Further, we engage consulting firms and work directly with packaging vendors to evaluate and test the latest developments. We are working with the latest functional food and ingredients that replace fat, salt and improve the nutritional value of our food and continue to evaluate new products world-wide for import, private label or exclusive distribution.

Distribution Methods

Consumers can place orders twenty four (24) hours a day, seven (7) days a week, via a toll-free call or the Internet, and charge their orders to any major credit card, or with a Company-offered credit program.  The Company’s outsourced supply and fulfillment vendors ship directly to the consumer’s home (or other designated shipping address) within 48 states from their state-of-the-art fulfillment centers.  Coolers are shipped with dry ice to insure that contents arrive frozen at the customer’s convenience, and provide attractive, branded, private label express delivery to the consumer’s home within two-to-three days of placing their order.

Growth Strategy

Our strategy for Dinewise® is to become the leading direct-to-consumer provider of upscale home meal replacement solutions by delivering superior customer satisfaction in terms of taste, nutritional content, variety and convenience, while significantly reducing customer acquisition costs and generating attractive profit margins. Initiatives to accomplish this objective center on the Company’s core competencies of customer shopping convenience, meal planning, sourcing gourmet food products, home delivery of perishable foods, and high reorder customer satisfaction trends. Further, the Company intends to expedite this organic growth through potential acquisitions of companies with strategic products, distribution channels, internet reach, or prepared product manufacturers.

Using the efficiency, exposure and reach of the Internet and other proven direct marketing channels, the Company will strive to capitalize on consumers’ growing need for convenient, customized solutions that satisfies their health and lifestyle needs with ready-to-eat, ready-to-heat, or ready-to-assemble hot or cold meals or entrees.

To address the growth opportunities the Company has positioned its brand, Dinewise®, as the solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality prepared meals, along with value added services like meal planning, one stop shopping and preparation services, as well as nutritional consultation. Products are customized meal solutions, delivered fresh-frozen directly to the home. Along with the tag line of “rethink meals”, Dinewise® communicates the Company’s broad offering and brand positioning, and speaks to the markets the Company has targeted.

The future growth of Dinewise® is expected to be generated from more effective customer acquisition, retention, and use of prospect databases.  The Company expects to generate new revenue streams by providing several channels to purchase products without a large purchase commitment.  The Company’s marketing objective is to appreciably increase its user base, while significantly reducing customer acquisition costs generating attractive profit margins.

The Company has identified a gap in the diet market and believes premium, fully prepared, fresh frozen foods will be a competitive advantage.  Trained nutritional consultants are available to answer questions, custom design, and recommend a meal plan to help each customer achieve their individualized or family taste preferences.  We have launched a weight management system in the first quarter of 2007.  The Dinewise® Diet Plan is based on portion-controlled, premium prepared frozen meals. Our plan consists of complete prepared meals and prepared a la carte portions that are designed to be low calorie, low fat, contain complex carbohydrates and low sodium. Customers are able to choose one of our pre-set food packages or customize their monthly order. To promote our brand, we expect to market our weight management system through multiple media channels, which may include television, print, direct mail, internet and public relations.

Other areas of growth include gifting, both personal and business to business, corporate wellness plans and expanded product lines to include organic, vegetarian, ethnic, kids and seniors market with a value priced variety of monthly plans.

Markets

U.S. consumers spend $1 trillion per year on food consumption (according to the U.S. Bureau of Statistics) and are increasingly seeking fresh, quick, convenient and healthy ways to prepare meals at home as a result of heightened concern over personal wellness. Providers of fresh prepared foods (supermarkets and restaurants) respond to this need by providing nutritious products that require reduced meal preparation time. A study by the NPD Group, a provider of global sales and marketing data, found that 70% of consumers do not plan dinner until dinnertime, causing more people to choose convenient meal solutions.  Our long-term product development and marketing plans are based on our thesis that over time individuals and corporations are becoming more aware of the negative health and financial consequences of being overweight and, therefore, will focus not only on weight loss but also on healthy weight maintenance.

The Company has a multi-channel reach with few demographic restrictions, currently marketing in 48 contiguous U.S. states.

Currently, Dinewise® targets the high end of the Home Meal Replacement / Direct To Consumer food market.  This “mass affluent” group includes twenty three million households with incomes of $75,000 or more. Fast food chains serve the “mass-market” segment of HMR, such as  Subways.

The Company’s primary targets are (i) dual income families with children (ii) busy professionals, (iii) time-starved couples and individuals who appreciate fine cuisine, and (iv) those seeking quick, easy, quality foods and prepared meals. Dinewise ® also targets niche markets such as (i) diabetics and their families, (ii) health conscious, (iii) branded diet followers, and (iv) temporarily and permanently homebound consumers and their caregivers.  A secondary target is gifting—both personal and corporate which is a natural extension of the Company’s focus.

Targeted consumers represent a proven market for home meal replacement and direct-to-consumer marketing as they (i) value convenience and variety, (ii) are concerned with portion size, (iii) have a high interest in caloric and nutritional content, and (iv) represent a significant portion of the population with the purchasing power to provide a strong volume base for Dinewise ®. These targeted groups, which include single urban professionals, empty nesters, and caregivers to the elderly, can readily access Dinewise ® products through convenient online or offline access.

Sales & Marketing

2005 was focused on investing in the Dinewise® brand and beta testing, while 2006 and 2007 were and are about refining the brand, products, and customer base creation and retention. The Company has initial plans to partner with circulation and content rich partners on a variable cost basis, helping control expenses. Along with this business development relationship or “storefront”, the Company has additionally initiated both on and offline traditional media and promotional strategies.

•

Online Advertising – The Company’s online advertising strategy includes the use of keyword search terms, email newsletters and target emails primarily to its own or partners’ email database.  The Company also places online banner advertising through affiliate programs that compensate advertisers on a cost-per-customer acquired basis.

•

Offline Advertising – Offline advertising is used to encourage qualified customers to either call a certified nutritionist or access the Company’s website increasing online or telephone availability awareness.  The Company expects to reach its target audience through a combination of direct response television, print and catalog requests, as well as “ride along” supplemental advertising.

Our in-house call centers enable us to retain greater control of the quality, timeliness and cost of fulfilling product orders over other marketers who outsource fulfillment services to unrelated contractors. Through our toll-free numbers, customers place orders, request catalogs or make merchandise and order inquiries. Customers generally have access to real-time product availability information and are able to select a desired receipt date at the time of order. Our experienced customer service representatives are an integral part of our business.  We hire, train and retain customer-friendly customer service agents to answer telephone and email inquiries, to offer online customer service and to provide prompt attention and helpful information in response to our customers’ inquiries. In addition, to provide our callers access to our customer service agents quickly as well as 24/7, we have extended our call center to an outsourced company during the end of 2006.  Our representatives are knowledgeable about our products and are encouraged to upsell additional complimentary products.

We have initiated a cross marketing campaign to approximately 18,000 of our existing Colorado Prime Foods customers with our new branded Dinewise® product line.  And as new Dinewise® customers are acquired, we will also be able to offer the wide array of frozen unprepared products and meal compliments as well.  Given the Company’s wide customer base and direct to consumer reach, it has no financial reliance on any one customer.

Suppliers

Currently, the Company’s order fulfillment is handled by two contracted outsourced providers.  In order to meet our high quality standards for product creation and development, current fulfillment providers are directed to purchase from approximately 85 vendors. They, then assemble, pick, pack, and fulfill orders for final delivery by FedEx ground or air from orders that are received online, by phone or mail, and digitally transmitted through the Company’s order fulfillment software.

Competition

In the Direct To Consumer/ Home Meal Replacement market our competition is limited to a few small competitors and some larger companies such as Omaha Steaks and Schwanns, which have significantly greater financial, technical, sales and marketing resources than the Company. We believe, however, there is no company that offers the breadth, depth and customization of products and services that we do for both the DTC/HMR and diet markets.

In the Direct To Consumer weight loss food product market the competition is limited to a few small companies, as well as Jenny Craig, e-Diets, NutriSystem and Zone Chef.

We believe our competitive advantage is a superior consumer value proposition that is inclusive of both premium, non-dietary products, as well as premium diet / healthy offerings.  Our customers may choose from a large selection of fresh frozen meals and meal components that allow them to dine without the pressure of refrigerated shelf life exposure.  The Company’s premium offering is a higher quality than usually found competitively.  We also believe our competitive strength is customization based on individual or family requirements and preferences, along with portion-control that adds to an excellent customer value proposition.

Our core competencies include:

•

Quality – Dinewise® offers gourmet, restaurant-quality meals to the individual or family. Working with product development specialists Dana McCauley & Associates, a nutritionist and registered dietician, Dinewise ® is continually developing nutritionally sound products that meet the ongoing dieting and healthy eating needs of the consumer.

•

Choice – The Company offers over 5,000 gourmet meal combinations through its unique mix-and-match automated ordering system.  In addition to these meal plans, the Company offers premium desserts, appetizers and soups, giving the Company the ability to market to singles, busy couples with children, seniors, diabetics, as well as diet conscious consumers.

•

Convenience – Phone, Internet, live chat, catalogue, person-to-person, whichever venue a customer prefers, is available to place an order.  Once delivered, the fresh frozen aspect of the program allows the consumer to eat the food when they want, they do not have to worry about spoilage and the entrees are always at their peak freshness.

•

Safety – As food safety is always important, Dinewise® products are sourced from a “food chain insured” supervisory umbrella of all agency protocols.  All products are flash frozen to maintain their flavor, vitamins and overall color and consistency.  Flash freezing provides for a longer shelf life and is generally viewed as a superior process versus traditional freezing techniques.

Based upon the above factors, we believe we can compete effectively in the Direct To Consumer/Home Meal Replacement and diet markets.  We, however, have no control over how successful competitors will be in addressing these factors.

Employees

As of March 2, 2007, the Company has 26 employees; 13 in sales and marketing, 4 in customer service, 7 in finance, administration, information systems and operations, and 2 executive officers.    None of our employees are represented by a labor union, and we consider relations with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 5,330 square feet in Farmingdale, New York, which houses the corporate headquarters and all business functions.  The lease term expires on January 31, 2014,  and had an annual base rent of approximately $119,000 for the year ended December 31, 2006.  The Company believes this facility is adequate to meet its current and future operating needs.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quotations for the common stock of Dinewise, Inc. are included in the NASD’s Over-the-Counter Bulletin Board system under the symbol “DWIS.” The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board. Such prices are based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Quarter Ended:	High Bid ($)	Low Bid ($)
March 27, 2005	N/A	N/A
June 26, 2005	N/A	N/A
September 25, 2005	N/A	N/A
December 25, 2005	N/A	N/A
March 26, 2006	N/A	N/A
June 25, 2006	$2.00	$0.55
September 24, 2006	$2.00	$0.55
December 31, 2006	$1.25	$0.55

There was no trading in the Company’s common stock during 2005 and until July 19, 2006 when 5,000 shares traded at $.58. Although quotations for the common stock appear on the OTC Bulletin Board (bid price $0.38 per share and asked price of $0.45 per share on March 21, 2007), the absence of any transactions in the common stock in nearly two years indicates there is no established trading market for the common stock. Consequently, the Company is of the opinion that any published prices for the year ended December 31, 2006 and December 25, 2005, or at present cannot be attributed to a liquid and active trading market and, therefore, do not indicate any meaningful market value.

Since inception, no dividends have been paid on the common stock.  The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. Currently the Company is restricted from paying dividends according to the financing agreements entered into on July 14, 2006.

At March 21, 2007, there were approximately 200 holders of record of the common stock.

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

Fiscal Year

Our fiscal year ends on the last Sunday in December.  Our fiscal 2006 year consisted of a fifty-three week period which began on December 26, 2005 and ended on December 31, 2006; our 2005 fiscal year consisted of the fifty-two week period which began on December 27, 2004 and ended on December 25, 2005.

Revenue Recognition

We recognize revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured.  Shipping and handling expenses of $1,468 and $1,991 are included in selling, general and administrative expenses for the years ended December 31, 2006 and December 25, 2005, respectively.  Although we accept product returns, historical returns have been insignificant.  We have sold separately-priced warranty arrangements covering certain durable goods.  In accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No.  90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” revenue on these warranty arrangements is recognized on a straight-line basis over the warranty service period, which is typically thirty-six months.  Costs associated with these warranty arrangements are recognized as they are incurred.  As of April 2003, we no longer offer these warranty arrangements.  As of December 31, 2006 we no longer have deferred revenue outstanding related to the unearned portion of the above described separately priced warranties.  The balance of deferred revenue, effective December 31, 2006, consists principally of advance billings for customer food orders.

Impairment of Fixed Assets and Intangibles

We determine the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No.  144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.  Management believes there is no impairment of any long-lived assets as of December 31, 2006 and December 25, 2005.

Income Taxes

We account for our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Due to the uncertainty of future earnings, all deferred tax assets are fully reserved for.

Debt Discount and Derivative Liability

As a result of the Company entering into a Subscription  Agreement  with  Dutchess  Private  Equities Fund, LP and Dutchess Private  Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the  "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures.  Based upon an independent valuation report, the value of these embedded derivatives was $1,200 at July 14, 2006.  This amount was bifurcated from the Convertible Debentures on the face of the balance sheet and a corresponding derivative liability was established.  This debt discount will be amortized over the life of the Convertible Debentures, using the effective interest method,  and charged to interest expense until fully amortized in July 2011.  As of December 31, 2006 the unamortized  debt discount was $1,135.  In the event the Convertible Debentures are reduced in full or in part, by either Company prepayments or conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations.  In addition, the change in the valuation of the embedded derivatives during the period in the amount of $138 was reflected as interest expense.  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

Results of Operations

Revenues and expenses consist primarily of the following components:

Revenues

Revenues consist primarily of food sales.  Food sales include sales of prime cut proteins (such as beef, chicken, pork and fish) and assorted vegetables, soups, appetizers, desserts and other meal accents, as well as gourmet, prepared meals and prepared meal compliments.  Included in revenues are shipping and handling charges billed to customers and sales credits and adjustments, including product returns.  Although we accept product returns, historical returns have been insignificant.  Also included in revenues are sales of durable goods such as cutlery, cookware and appliances and deferred service revenues related to warranty arrangements covering certain durable goods.  We follow FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”  Revenue related to these warranty arrangements is recognized on a straight-line basis over the warranty service period.  As of December 31, 2006 we no longer have deferred revenue outstanding related to the unearned portion of the above described separately priced warranties.   Costs associated with these arrangements are expensed as incurred.  As of April 2003, we no longer offer warranty arrangements.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of the food and durable products sold and the costs of outside fulfillment of food orders.

Operating Expenses

Operating expenses consist of compensation for sales, marketing, delivery, administrative, information technology, customer service personnel, advertising, marketing and promotional expenses, shipping and handling expenses, facility expenses, website development costs, professional service fees and other general corporate expenses.

Interest Expense (Income), Net

Consists of interest expense paid on its convertible debt outstanding, amortization of debt discount, and the change in the value of the embedded derivative liability for the period, net of any interest income earned on cash balances and marketable securities.

Income Taxes

We are subject to corporate level income taxes and record a provision for income taxes based on an estimated effective tax rate for the year.

Year Ended December 31, 2006 Compared To Year Ended December 25, 2005

Revenue

Revenue decreased to $10,944 for the year ended December 31, 2006 as compared to $14,880 for the year ended December 25, 2005.  The decline in revenue of $3,936, or 26.5%, resulted primarily from a reduction in direct telemarketing food sales with the focus of new sales, customer creation and marketing on the DineWise® branded product line, as well as a reduction in associated deferred service revenue.  In 2003, we stopped offering warranty arrangements and as a result, service revenues will continue to decline in 2007, with 2006 the final year in which service income will be recognized.  Revenues related to these arrangements were recognized over the life of the contract, generally up to 36 months.  As a result, service revenues related to warranty arrangements were $105 in 2006 as compared to $837 in 2005.  Direct telemarketing food sales were $8,957 in 2006 as compared to $12,568 in 2005 and houseware sales were $815 in 2006 as compared to $1,234 in 2005.  New customer sales from our DineWise® branded product line were $1,067 in 2006 as compared to $241 in 2005.  This increase of $826 or

342.7% is the result of a second quarter 2006 relaunch of the DineWise® brand, inclusive of a catalog mailing to a circulation of approximately 188,000 consumers in the fourth quarter of 2006, as compared to brand testing during the third and fourth quarter of 2005.  The Company expects to continue focusing its marketing investments on this new brand utilizing a multi-channel marketing approach, inclusive of web advertising and search engine optimization, as well as planned increases in its catalog circulations during 2007 as it strives to continue improving its Dinewise sales and its brand awareness.  During the four quarters of 2006, DineWise® branded sales increased from $81, to $166, to $279, to $541 in the fourth quarter of 2006.

Cost of Goods Sold

Cost of goods sold decreased $1,200 to $5,610 for the year ended December 31, 2006 as compared to $6,810 for the prior year period.  This reduction was primarily due to the above mentioned reduction in sales.  Gross margin as a percent of revenue decreased to 48.7% in 2006 as compared to 54.2% in 2005, primarily due to the $732 reduction in service revenue.

Operating Expenses

Operating expenses increased $1,211 to $8,515 in 2006 as compared to $7,304 in 2005.  The increase was primarily the result of $1,205 in one time charges in conjunction with the closing of the reverse acquisition on July 14, 2006.  The Company issued 2,250,000 shares of common stock to consultants and recognized an expense of $450 as well as incurring other transaction costs totaling $755.  In addition, professional fees increased $481, primarily due to services rendered in preparation of the completion of the reverse acquisition consummated on July 14, 2006 and the filing of registration statement, as well as increased marketing expenses on its Dinewise® branded products of $171 ($1,545 in 2006 and $1,374 in 2005).  These increases were offset in part by lower delivery expenses of $523 ($1,468 in 2006 and $1,991 in 2005), reduced accounts receivable financing fees of $70 ($355 in 2006 and $425 in 2005) both of which are directly related to the decline in sales.  Almost all marketing expenses were related to developing and promoting the transition, re-positioning and launch of the new branded DineWise® product line.

Interest Expense

Interest expense, net was $323 and $1, for the year ended December 31, 2006 and December 25, 2005, respectively.  This is the result of interest expense of $120 incurred on its $2,500 Convertible Debentures issued during the quarter ended September 24, 2006 with an interest rate of 10% per annum, offset in part by interest income of $39.  In addition, the Company incurred amortization expense in the amount of $65 as a result of amortizing the debt discount, and a mark to market expense of $138 as a result of the increase in the value of the embedded derivative liability for the period. In addition, the Company amortized $38 in finance costs associated with the $2,500 in Convertible Debentures and Warrants issued during the year.  This expense will continue to be amortized each quarter over the five-year life of the Convertible Debentures.  In the event there is a conversion or prepayment of all or a portion of this debt, the Company will recognize immediately the unamortized deferred finance costs related to the conversions or prepayments.  As of December 31, 2006 the unamortized portion of the finance costs was $337.

Income Taxes

In 2006 and 2005 we recorded income tax expenses of $5 and $6, respectively, which is comprised principally of state franchise taxes.  We have provided and continue to provide for a full valuation allowance against our deferred income tax assets.  The valuation allowance is subject to adjustment based upon our ongoing assessment of our future income and may be wholly or partially reversed in the future.

Net Income

For the year ended December 31, 2006, net loss was ($3,509) as compared to net income of $759 for the year ended December 25, 2005.  The decrease in net income in 2006 was primarily due to lower sales volumes in 2006 as compared to 2005 resulting primarily from a decline in direct telemarketing food sales as the Company continues to focus its sales and marketing efforts on the new DineWise brand, as well as $1,205 in one-time costs associated with its reverse acquisition on July 14, 2006.

Contractual Obligations and Commercial Commitments

As of December 31, 2006, our principal commitments consisted of an obligation under an operating lease in connection with office space for our corporate headquarters, interest payments on our Convertible Debentures, and capital lease obligations.  Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.  Following is a summary of our contractual obligations.  We have no other commercial commitments:

Future minimum operating lease payments, adjusted for a lease amendment as of December 31, 2006, interest payments on our Convertible Debentures at 10% per annum, assuming no conversion to common stock or prepayments, and capital lease obligations, including interest, are as follows (in thousands):

Year	Operating lease	Interest payments	Capital Lease obligations	Total

2007	$121	$250	$14	$385
2008	125	250	14	389
2009	128	250	14	392
2010	132	250	14	396
2011	136	135	10	281
Thereafter	296	-	-	296
	$938	$1,135	$66	$2,139

The Convertible Debentures do not require the Company to make principal payments, and in the event an amount is outstanding at the end of the term on July 14, 2011, it will automatically convert into common shares of the Company.  Other than the above commitments, and employment agreements with its Chief Executive Officer and Chief Financial Officer, there were no items that significantly impacted our commitments and contingencies.

Liquidity and Capital Resources

At December 31, 2006, we had a cash balance of $816 compared to a cash balance of $1,306 at December 25, 2005.  Our principal source of cash is the financing of accounts receivable through a third party financial institution whereby substantially all receivables generated from sales to customers are submitted for collection, without recourse.  Generally payments, net of financing fees of approximately 3%, are received within 3-5 business days from the date of submission.  We had working capital (deficits) at December 31, 2006 and December 25, 2005 of ($1,510) and ($919), respectively.  Included in our accrued expenses at December 31, 2006 and December 25, 2005 are net restructuring charges of $1,151 and $1,271, respectively.  In connection with these accrued charges, we may, from time to time, be in negotiations with vendors to pay reduced amounts which could result in forgiveness of debt income.  On July 14, 2006, we engaged in a financing transaction with Dutchess Private Equity Fund, LP and Dutchess Private Equities Fund II, LP (collectively, “Dutchess”) pursuant to which the Company sold $2,500 Convertible Debentures, with interest at the rate of 10% per annum, and Warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share to Dutchess.  At December 31, 2006 we had $2,500 in Convertible Debt outstanding.  We currently have no off-balance sheet financing arrangements.  On February 16, 2007, subsequent to our year ended December 31, 2006, the Company, issued and sold to one of its existing investors, Dutchess, $1,750 principal amount Debenture due March 31, 2009 and a warrant to purchase 4,000,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.25 per share.   The Company will pay monthly interest on the outstanding principal amount of the Debenture at a rate per annum equal to 14%, commencing on March 31, 2007, and on the last day of each calendar month thereafter until the principal amount is paid in full. Amortizing payments of interest and the aggregate principal amount outstanding under the Debenture will be made by the Company commencing on June 30, 2007 and on the last business day of each succeeding month thereafter in the following amounts: (i) on June 30, 2007 and for two consecutive months thereafter, $15; (ii) on September 30, 2007 and for five consecutive months thereafter, $20; (iii) on March 31, 2008 and for five consecutive months thereafter, $35; (iv) on September 30, 2008 and for five consecutive months thereafter, $70; and (v) on March 31, 2009, all amounts then due and payable under the Debenture. The Company may prepay the Debenture at any time from time to time without penalty and any future financing must first be utilized to repay the then outstanding balance on this Debenture, if any.  The Debenture is convertible at any time, at the option of Dutchess, into shares of common stock at a conversion price equal to the lesser of (i) 75% of the lowest closing bid price of the common stock during the 10 trading days immediately prior to the date that Dutchess sends the Company a signed conversion notice; or (ii) $0.51 per share.  As a result of the Company’s cash balances, and its subsequent $1,750 financing completed on February 16, 2007, we believe that we have the resources to meet our obligations as they become due over the next twelve months.

For the year ended December 31, 2006, cash used in operations was $2,946, as compared to cash used in operations of $417 for the year ended December 25, 2005.  This was primarily attributable to a net loss for the period, adjusted for non-cash items of ($2,644), increases in inventory of $211 as a result of the ramp up in anticipated business of its DineWise® product line, increases in prepaid expenses and other assets of $268 resulting primarily from increased deferred finance costs of $246, decreased accrued expenses of $46, offset, in part, by increased accounts payable of $153, decreased accounts receivable of $36, increased income taxes payable of $15 and increased deferred revenue of $19.  Our operations are organized to have a cash-to-cash cycle of approximately 30 days.  This is accomplished by paying for inventory to outsourced vendors just prior to shipment to the customer, and maintaining certain levels of inventory on our branded products, and financing the accounts receivable from a third party financial institution or use of major credit card carriers.

For the year ended December 31, 2006 the Company made investments in property and equipment in the amount of $92 related primarily to an office phone system and computer additions.

For the year ended December 31, 2006 the Company received $2,500 from the issuance of its Convertible Debt.  In addition it financed its office phone system with a five-year capital lease in the amount of $54 and repaid $6 of other capital leases in existence.

We have not declared or paid any dividends for the year ended December 31, 2006 and we are currently restricted from paying dividends according to the financing agreements entered into on July 14, 2006.  While we had accumulated accrued preferred stock dividends in the amount of $17,900 at June 25, 2006, the obligation to pay accrued and ongoing dividends terminated on July 14, 2006 in connection with the reverse acquisition of the Registrant, pursuant to which our preferred stock was converted into common stock of the Company.  The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of Dinewise, Inc. appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 14, 2006, as a direct result of the reverse acquisition then completed the Company decided to hire, as its principal independent registered public accountants, BDO Seidman, LLP which had been the independent auditors for NCHP since the year ended December 28, 2003. Accordingly, S.W. Hatfield, CPA ("Hatfield") was dismissed effective July 21, 2006.

The reports of Hatfield on the Registrant's financial statements for the fiscal years ended August 31, 2004 and August 31, 2005 did not contain any adverse opinion, or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended August 31, 2004 and August 31, 2005 and the review for the subsequent interim periods, (a) there were no disagreements with Hatfield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hatfield, would have caused Hatfield to make reference to the subject matter of the disagreements in connection with its report, and (b) there were no "reportable events" as the term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A.  CONTROLS AND PROCEDURES

As of December 31, 2006 DineWise, Inc. carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including Mr. Paul A. Roman, our Chief Executive Officer, and Thomas McNeill, our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that DineWise, Inc.’s disclosure controls and procedures are effective.   There have been no changes in our internal controls over financial reporting that occurred during the last quarter of the fiscal year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

On February 16, 2007, subsequent to our year ended December 31, 2006, the Company issued and sold to one of its existing investors, Dutchess, a $1,750 principal amount Debenture due March 31, 2009 and a warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.   The Company will pay monthly interest on the outstanding principal amount of the Debenture at a rate per annum equal to 14%, commencing on March 31, 2007, and on the last day of each calendar month thereafter until the principal amount is paid in full. Amortizing payments of interest and the aggregate principal amount outstanding under the Debenture will be made by the Company commencing on June 30, 2007 and on the last business day of each succeeding month thereafter in the following amounts: (i) on June 30, 2007 and for two consecutive months thereafter, $15; (ii) on September 30, 2007 and for five consecutive months thereafter, $20; (iii) on March 31, 2008 and for five consecutive months thereafter, $35; (iv) on September 30, 2008 and for five consecutive months thereafter, $70; and (v) on March 31, 2009, all amounts then due and payable under the Debenture. The Company may prepay the Debenture at any time from time to time without penalty and any future financing must first be utilized to repay the then outstanding balance on this Debenture, if any.  The Debenture is convertible at any time, at the option of Dutchess, into shares of common stock at a conversion price equal to the lesser of (i) 75% of the lowest closing bid price of the common stock during the 10 trading days immediately prior to the date that Dutchess sends the Company a signed conversion notice; or (ii) $0.51 per share.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and officers

As of December 31, 2006, the executive offices and directors of the Company were as follows:

Name	Age	Description	Positions and Offices with the Registrant
Paul A. Roman	56	Executive Officer and Director	Chairman, President & Chief Executive Officer
Thomas McNeill	44	Executive Officer and Director	Vice President & Chief Financial Officer
Richard Gray	51	Director	Vice President Business Development & Chief Marketing Officer

Mr. Roman has been chairman of the Board since June 1999 and Mr. McNeill and Mr. Gray have been Directors since July 2006.

The Company does not currently have a separate Audit Committee (and, accordingly, has no audit committee financial expert on an Audit Committee) due to its current resources.   However, it may form an Audit Committee in the future based upon the needs and resources of the Company.  Currently, the entire Board constitutes the Audit Committee and Mr. McNeill, its Vice President and Chief Financial Officer, is its financial expert.

Biographies

The following are brief biographies of the officers and directors:

Paul A. Roman has served as the Chairman of our Board and as our Chief Executive Officer since June 1999.  From 1990 to 1998, Mr. Roman was President of Rollins Protective Services, a division of Rollins, Inc. (NYSE: ROL), a leading provider of electronic security services for commercial and residential alarm customers throughout the United States, prior to the company’s sale to Ameritech, a regional Bell operating company.  From 1987 to 1990, Mr. Roman was Managing Director of LVI, a Los Angeles based advisory firm specializing in mergers and acquisitions, financing, and various general management assignments for service companies with contracted recurring revenue streams.

Thomas McNeill has served as Vice President and Chief Financial Officer of the Company since April 19, 2006.  Previously he was corporate Secretary of Global Payment Technologies Inc. (“GPT”), a Nasdaq NMS technology company, from March 1997 until April 2006, and was Vice President and Chief Financial Officer of GPT from September 1997 until April 2006.  From October 1996 to September 1997 he served as Controller of GPT. From March 1995 through October 1996, Mr. McNeill was Director of Finance for Bellco Drug Corp., a pharmaceutical distribution company. From January 1991 through August 1992 he was Controller and from August 1992 to May 1994 he was Vice President of Operations for the Marx & Newman and Co. division of United States Shoe Corporation, a manufacturer and distributor of women’s footwear.  Mr. McNeill is a Certified Public Accountant.

Richard Gray has been Vice President Business Development & Chief Marketing Officer since October 2003 on a consulting basis.  His background consists of twenty-five years of general management, operations and marketing experience.  In 1979 Mr. Gray sold his healthcare company to W.R. Grace, continuing on to do mergers, acquisitions, joint ventures and licensing agreements for Chemed, a wholly-owned subsidiary of W.R. Grace.   He possesses broad experience in direct marketing with detailed knowledge of effective lifetime customer value strategies and integrated multi-channel programs.  Prior to joining the Company, he has consulted in all areas of direct-to-consumer marketing and sales of perishable foods including: Atkinsnutritionals.com, Balduccis.com, and Vitamins.com.

Compliance with Section 16(a) of the Exchange Act

Dinewise, Inc. does not have a class of equity securities registered under Sections 12(b) or 12(g) of the Exchange Act and files this and other reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Exchange Act.

Nominating Committee

The Company does not have a formal Nominating Committee, however its Board of Directors acts in this capacity.  As the Company’s cash resources improve, however, it will reassess this in the future.

Audit Committee

The Company’s Board of Directors act as its Audit Committee.  Its financial expert is deemed to be its Vice President and Chief Financial Officer.  As he is an executive officer of the Company he is not deemed independent.  As the Company’s cash resources improve, it will evaluate the composition and independence of its Audit Committee.

Code of Ethics

Dinewise, Inc. has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer and controller, a copy of which will be provided to any person, free of charge, upon request.   A request for a copy of the Code of Ethics should be in writing and sent to Dinewise, Inc., attention Thomas McNeill, 500 Bi-County Blvd., Suite 400, Farmingdale, NY 11735-3940.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2006 and December 25, 2005 the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our other most highly compensated executive officer whose total compensation during the year ended December 31, 2006 exceeded $100,000.  Certain columns were excluded as the information was not applicable to the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All other Compensation	Option Awards ($)(2)	Total $

Paul A. Roman, President, CEO and Chairman of the Board
	2006	$350,000	$-	$12,000	$-	$362,000
	2005	$350,000	$-	$12,000	$-	$362,000

Thomas McNeill, VP and CFO
	2006	$149,000(1)	$-		$16,000	$165,000
	2005	$-	$-		$-	$-

(1) Effective April 19, 2006, the Company hired Thomas McNeill as its Vice President and Chief Financial Officer.

(2) Represents the compensation costs of stock options for financial reporting purposes under FAS 123R, rather than an amount paid to or realized by the Named Executive Officer.

On September 1, 1998, the Company entered into an employment agreement with Paul A. Roman.  Pursuant to the agreement, Mr. Roman receives a base salary of $350,000 and is eligible for year-end bonus awards based upon individual performance and the achievement of specified financial and operating targets.  The employment agreement further provides a non-competition agreement for a period of two years following termination for Good Cause (as defined in the agreement) and for a period of one year following termination without Good Cause.  If the Company terminates Mr. Roman without Good Cause, he has the right to receive his base salary for one year from the date of termination and any other benefits to which he would otherwise be entitled.  If Mr. Roman terminates his employment with the Company for good reason, as that term is defined in the employment agreement, he has the right to receive his base salary for one year from the date of termination, any other benefits to which he would otherwise be entitled and any incentive bonus award earned and due, pro rated through the date of termination.

On April 17, 2006, the Company entered into an employment agreement with Thomas McNeill.  Pursuant to the agreement, Mr. McNeill receives a base salary of $215,000 and is eligible for year-end bonus awards based upon individual performance and the achievement of financial and operating targets.  If the Company terminates Mr. McNeill without Good Cause, he has the right to receive his base salary for one year from the date of termination and any other benefits to which he would otherwise be entitled.  In the event of a change of control, Mr. McNeill has the right to receive 1.5 times his base salary and any other benefits to which he would otherwise be entitled for a period of twelve months.

The following table sets forth the individual grants of stock options made during the year ended December 31, 2006 to our Chief Executive Officer and our other most highly compensated executive officer whose total compensation during the year ended December 31, 2006 exceeded $100,000.  Certain columns were excluded as the information was not applicable to the Company.  There can be no assurance that the Grant Date Fair Value of Option Awards will ever be realized.  The amount of these awards that were expensed are shown in the Summary table above.

Grant of Plan Based Awards

Name and Principal Position	Grant Date	All other Option Awards-Numbers of Securities Underlying Options (#)	Exercise or Base price of Option Awards ($/sh)	Grant Date fair Value of Stock Option Awards ($)

Paul A. Roman, President, CEO and Chairman of the Board	N/A	N/A	N/A	N/A

Thomas McNeill, VP and CFO	11/13/2006	1,950,000	$0.13	$254,000

Outstanding equity awards at fiscal year-end

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price	Option expiration date

Paul A. Roman	-	-	-	-
Thomas McNeill	-	1,950,000	$0.495	Nov. 12, 2013

On November 13, 2006, the Board of Directors granted Mr. McNeill 1,950,000 non-qualified stock options which vest 50% on the first and second anniversaries of the grant date, and are fully exercisable on November 12, 2008.

Compensation of Directors

No board members received compensation in any form for their services as board members.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a)  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of February 28, 2007, the number and percentage of the outstanding shares of common stock which, according to the information supplied to DineWise, Inc., were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

Name and Address	Number of Shares Beneficially Owned	Percentage of Outstanding shares owned
MacKay Securities (1)	11,436,057	38.10%
Trust Company of the West (2)	4,276,203	14.30%
Golden Tree Asset Management, LP (3)	2,845,712	9.50%
Paul A. Roman (4)	4,020,069	13.40%
AIG Global Investment (5)	1,520,317	5.10%
Crusader Securities, LLC (6)	1,800,000	6.00%
Thomas McNeill (7)	0	0%
Richard Gray (8)	0	0%
All directors and executive officers
as a group (3 persons)	4,020,069	13.40%

(1)  The address for MacKay Securities is 9 West 57th Street, New York, New York  10019.

(2)  The address for Trust Company of the West is 11100 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(3)  The address for Golden Tree Asset Management, LP is 300 Park Avenue, 25th Floor, New York, New York  10022.

(4)  The address for Paul A. Roman is c/o New Colorado Prime Holdings, Inc., 500 Bi-County Boulevard, Farmingdale, New York  11735.

(5)  The address for AIG Golden Investment is 2929 Allen Parkway, A37, Houston, Texas 77109.

(6)  The address for Crusader Securities, LLC is 230 Park Avenue, New York, New York  10169.

(7)  The address for Thomas McNeill is c/o New Colorado Prime Holdings, Inc., 500 Bi-County Boulevard, Farmingdale, New York  11735.

(8)  The address for Richard Gray is c/o New Colorado Prime Holdings, Inc., 500 Bi-County Boulevard, Farmingdale, New York  11735.

There were no options exercisable within sixty days of February 28, 2007 and therefore not included in the above table.

b) Equity Compensation Plan Information

The table below sets forth certain information as of the Company's year ended December 31, 2006 regarding the shares of the Company's common stock available for grant or granted under stock option plans that (i) were adopted by the Company's stockholders and (ii) were not adopted by the Company's stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity Compensation
Plans approved by security holders	-	-	-

Equity Compensation
Plans not approved by security holders	2,600,000	0.495	4,900,000

Total	2,600,000	0.495	4,900,000

The above plan, as approved by the Company’s Board of Directors on November 13, 2006, is a nonqualified stock option plan eligible for employees, non-employee directors and consultants of the Company.  The plan is administered by the Company’s Board of Directors which determines the terms and conditions upon which awards may be made and exercised.  The maximum number of shares of the Company’s common stock that may be issued pursuant to awards made under the plan is 7,500,000.  The maximum number of shares of common stock that may be granted under any award to any one employee in a calendar year is 2,500,000.  Grants under this stock option plan are effective until November 12, 2016, at which time the plan shall terminate except that awards made prior to, and outstanding on, that date shall remain valid in accordance with their terms.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Promoters and Control Persons

See Part I, Item I “Overview and Description of Business” within this Form 10-KSB for a description of the acquisition of a shell company effective July 14, 2006

Director independence and related transactions

The Board of Directors is comprised of Paul A. Roman, the Company’s Chief Executive Officer, Thomas McNeill, the Company’s Chief Financial officer and Richard Gray, the Company’s VP Business development and consultant to the Company.  None of the Directors is currently independent; however, the Company will assess the addition of independent board members based upon its future cash resources.  The Board of Directors acts as the Company’s Audit, Compensation and Nominating Committees.

During fiscal 2006, Arich, Inc., for which Mr. Gray is the sole owner, received remuneration for Mr. Gray’s services as the Company’s Vice President Business Development and Chief Marketing Officer in the amount of $167,000, and received 500,000 stock options granted on November 13, 2006 at a grant price of $.495 which vest 50% on each of the first two anniversary dates, and are fully exercisable on November 12, 2008.  The options expire on November 12, 2013.

ITEM 13.   EXHIBITS

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
2.1	Agreement and Plan of Reorganization, dated July 14, 2006, by and among SimplaGene USA, Inc., SMPG Merco, Inc., New Colorado Prime Holdings, Inc. and Craig Laughlin (1).
3.1	Articles of Incorporation (3)
3.2	Amendment to Articles of Incorporation (2)
3.3	By-Laws (3)
4.1	Debenture Agreement, dated July 14, 2006, by and among SimplaGene USA, Inc. and Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (1).
4.2	Warrant Agreement, dated as of July 14, 2006, by and among SimplaGene USA, Inc. and Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (1).
4.3	Debenture Agreement, dated February 16, 2007, by and among Dinewise, Inc. and Dutchess Private Equities Fund, Ltd (7).
4.4	Warrant Agreement, dated February 16, 2007, by and among Dinewise, Inc. and Dutchess Private Equities Fund, Ltd (7).
10.1	Stock Purchase Agreement, dated July 14, 2006, by and between New Colorado Prime Holdings, Inc. and Craig Laughlin (1).
10.2	Escrow Agreement, dated July 14, 2006, by and between New Colorado Prime Holdings, Inc., SimplaGene USA, Inc., Craig Laughlin and Scott B. Mitchell (1).
10.3	Registration Rights Agreement, dated July 14, 2006, by and between SimplaGene USA, Inc. and Craig Laughlin (1).
10.4	Registration Rights Agreement, dated July 14, 2006, by and between SimplaGene USA, Inc. and Crusader Securities, LLC (1).
10.5	Subscription Agreement, dated July 14, 2006, by and among SimplaGene USA, Inc. and Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (1).
10.6	Debenture Registration Rights Agreement, dated July 14, 2006, by and among SimplaGene USA, Inc. and Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (1).
10.7	Security Agreement, dated July 14, 2006, by and among SimplaGene USA, Inc. and Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (1).
10.8	Form of Security Agreement, dated July 14, 2006, by and among Dutchess Private Equities Fund, LP, Dutchess Private Equities Fund, II, LP and Paul A. Roman (1).

10.9	Form of Leak out Agreement, dated July 14, 2006, by and among Dutchess Private Equities Fund, LP, Dutchess Private Equities Fund, II, LP and each of Paul A. Roman, Thomas McNeill and Richard Gray (1).
10.10	Employment Agreement, dated September 1, 1998, by and between Colorado Prime Holdings, Inc. and Paul Roman (1). *
10.11	Employment Agreement, dated March 16, 2006, between New Colorado Prime Holdings, Inc. and Thomas McNeill (1). *
10.12	Shoppers Accounts Receivable Agreement dated October 30, 2006 (4)
10.13	Lease Agreement, as amended on June 14, 2004, by and between New Colorado Prime Holdings, Inc. and 500 Bi-County Associates, L.P. (1)
10.14

Amended and Restated Security Agreement, dated February 16, 2007, by and among Dinewise, Inc., New Colorado Prime Holdings, Inc., Colorado Prime Corporation and Dutchess Private Equities Fund, Ltd (7).

10.15	Negative Pledge Agreement, dated February 16, 2007 with Dutchess Private Equities Fund, Ltd (7).
10.16	Secured Continuing Unconditional Guaranty Agreement dated February 16, 2007, by and among New Colorado Prime Holdings, Inc., Colorado Prime Corporation and Dutchess Private Equities Fund, Ltd (7).
10.17	2006 Stock Option Plan (5) *
10.18	Form of Option Contract. (7) *
14	Code of Ethics. (7)
16	Letter on change in certifying accountant. (6)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14a/15d-14(a) of the Securities Exchange Act of 1934, as amended. (7)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14a/15d-14(a) of the Securities Exchange Act of 1934, as amended. (7)
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (7)
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (7)

(1) Filed as an exhibit to the Company's Current Report on Form 8-K dated July 14, 2006 and filed with the SEC on July 19, 2006.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 15, 2006 and filed with the SEC on September 21, 2006.

(3) Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2003 filed with the SEC on December 12, 2003.

(4) Filed as an exhibit to the Company's Current Report on Form 10-QSB for the quarter ended September 24, 2006 and filed with the SEC on November 8, 2006.

(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated November 13, 2006 and filed with the SEC on November 13, 2006.

(6) Filed as an exhibit to the Company's Current Report on Form 8-K dated July 21, 2006 and filed with the SEC on July 21, 2006.

(7) Filed herewith

* Management contract or compensatory plan or arrangement

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

DineWise, Inc. paid or accrued the following fees in each of the prior two fiscal years to its principal accountant BDO Seidman, LLP:

		Year ended	Year ended
		December 31, 2006	December 25, 2005
1.	Audit fees	$231,000	$85,000
2.	Audit-related fees	-	-
3.	Tax fees	-	-
4.	All other fees	-	-

	Totals	$231,000	$85,000

Dinewise, Inc. has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors acts as Dinewise, Inc.’s audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent accountants a formal written statement describing all relationships between the accountants and Dinewise, Inc. that might bear on their independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Board discussed with the accountants any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the accountants’ independence. The Board also discussed with management and Dinewise, Inc.’s independent accountants the quality and adequacy of Dinewise, Inc.’s internal controls.

The Board discussed and reviewed with the independent accountants all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”.

The Board reviewed the audited consolidated financial statements of Dinewise, Inc. as of and for the years ended December 31, 2006 and December 25, 2005, with management and the independent accountants. Management has the sole ultimate responsibility for the preparation of Dinewise, Inc.’s financial statements and the independent accountants have the responsibility for their audits of those statements.

Based on the above-mentioned review and discussions with the independent accountants and management, the Board of Directors approved Dinewise Inc.’s audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2006 for filing with the Securities and Exchange Commission.

Dinewise, Inc.’s principal accountant, BDO Seidman, LLP did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

The Board of Directors pre-approves all work performed by the Company's accountants and considers whether non-audit services provided by BDO Seidman, LLP, if any, is compatible with maintaining auditor independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DINEWISE, INC.
Dated: March 29, 2007	By:	/s/ Paul A. Roman
Paul A. Roman, President and Chief Executive Officer

In accordance with the Exchange Act, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2007	By:	/s/ Paul A. Roman
Paul A. Roman, President, Chief Executive Officer and Chairman of the Board

Dated: March 29, 2007	By:	/s/ Thomas McNeill
Thomas McNeill, Vice President, Chief Financial Officer and Primary Accounting Officer

Dated: March 29, 2007	By:	/s/ Richard F. Gray
Director and Consultant

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

No annual report to stockholders or proxy materials were disseminated to the stockholders of Dinewise, Inc., during the fiscal year ended December 31, 2006.

DINEWISE, INC.

CONTENTS

Page
Report of Independent Registered Public Accountants	F-2
Consolidated Financial Statements
Balance Sheets
As of December 31, 2006 and December 25, 2005	F-3
Statements of Operations
for the years ended December 31, 2006 and December 25, 2005	F-4

Statements of Changes in Shareholders' Deficit
for the years ended December 31, 2006 and December 25, 2005	F-5

Statements of Cash Flows
for the years ended December 31, 2006 and December 25, 2005	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

DineWise, Inc.

We have audited the accompanying consolidated balance sheets of DineWise, Inc. (formerly Simplagene USA, Inc.) and Subsidiaries as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DineWise, Inc. and Subsidiaries as of December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in the summary of significant accounting policies, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R)  “Share Based Payments”, utilizing the modified prospective transition method effective December 26, 2005.

/S/ BDO Seidman, LLP

Melville, NY

March 27, 2007

DINEWISE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,	December 25,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$816	$1,306
Due from financial institution	65	101
Inventories	232	21
Prepaid expenses and other assets, net	71	99
Total current assets	1,184	1,527
Property and equipment, net	318	354
Deferred finance costs	338	91
Other assets, net	42	54
Total assets	$1,882	$2,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$619	$466
Accrued expenses	1,438	1,384
Deferred revenue	338	319
Income and other taxes payable	287	272
Capital lease obligation, short-term	12	5
Total current liabilities	2,694	2,446
Convertible debt	1,365	-
Derivative liability	1,338	-
Capital lease obligation	44	3
Accrued expenses, long-term portion	150	250
Total liabilities	5,591	2,699

Commitments

Stockholders’ deficit
Preferred stock, par value $.001 and $.01; authorized 10,000,000 and 24,000 shares; issued and outstanding 0 and 22,200 shares,
respectively; at liquidation value	-	37,682
Common stock, par value $.001 and $0.01; authorized 50,000,000
shares and 1,200,000 shares; issued and outstanding 30,000,000	30	9
and 913,690, respectively
Additional paid-in capital	40,558	-
Accumulated deficit	(44,297)	(38,364)
Total stockholders’ deficit	(3,709)	(673)
Total liabilities and stockholders’ deficit	$1,882	$2,026

The accompanying notes are an integral part of these consolidated financial statements.

DINEWISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Years ended
	Dec. 31, 2006	Dec. 25, 2005

Revenues	$10,944	$14,880

Cost of goods sold	5,610	6,810

Gross profit	5,334	8,070

Operating expenses	8,515	7,304

Operating (loss) income	(3,181)	766

Interest expense	323	1

(Loss) income before provision for income taxes	(3,504)	765

Provision for income taxes	5	6

Net (loss) income	$(3,509)	$759

Preferred stock dividend	$-	$4,416

Net loss available to common stockholders	$(3,509)	$(3,657)

Net loss per share (basic and diluted)	$(0.13)	$(0.14)

Common shares used in computing net loss
per share amounts (basic and diluted)	27,735,386	25,799,141

The accompanying notes are an integral part of these consolidated financial statements.

DINEWISE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Dollar amounts in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance at December 26, 2004	22,200	$33,266	913,690		$577	$(35,284)	$(1,432)
				$9
Accrual of preferred stock dividends	-	4,416	-	-	(577)	(3,839)	-
Net income	-	-	-	-	-	759	759

Balance at December 25, 2005	22,200	37,682	913,690	9	-	(38,364)	(673)
Accrual of preferred stock dividends	-	2,424	-	-	-	(2,424)	-
Issuance of stock to consultant related to reverse merger	-	-	2,250,000	2	448	-	450
Conversion of accrued preferred stock dividend to equity	-	(17,900)	-	-	17,900	-	-
Change in capital structure related to reverse merger	(22,200)	(22,206)	26,836,310	19	22,187		-
Fair value of stock options and warrants issued	-	-	-	-	23	-	23
Net loss	-	-	-	-	-	(3,509)	(3,509)

Balance at December 31, 2006	-	$-	30,000,000	$30	$40,558	$(44,297)	$(3,709)

The accompanying notes are an integral part of these consolidated financial statements.

DINEWISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year ended
	December 31,	December 25,
	2006	2005
OPERATING ACTIVITIES:
Net (loss) income	$(3,509)	$759
Adjustments to reconcile net (loss) income to net cash
used in operating activities
Depreciation and amortization	189	136
Amortization of debt discount	65	-
Mark to market of derivative liability	138	-
Share based compensation expense	23	-
Issuance of stock to consultants	450	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	36	117
Increase in inventory	(211)	(1)
(Increase) decrease in prepaid expenses and other assets	(268)	138
Increase in income and other taxes payable	15	15
Increase in accounts payable	153	5
Increase (decrease) in deferred revenue	19	(839)
Decrease in accrued expenses	(46)	(747)
NET CASH USED IN OPERATING ACTIVITIES	(2,946)	(417)

INVESTING ACTIVITIES:
Purchases of property and equipment	(92)	(316)
Purchase of other long term asset	-	(72)
NET CASH USED IN INVESTING ACTIVITIES	(92)	(388)

FINANCING ACTIVITIES:
Proceeds from convertible debt financing	2,500	-
Borrowings (repayments) of capital lease obligations, net	48	(5)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,548	(5)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(490)	(810)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,306	2,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$816	$1,306

CASH PAID DURING THE PERIOD FOR:
Interest	$120	$-
Income Taxes	$-	$26

NON-CASH FINANCING ACTIVITIES
Accrual of preferred stock dividends	$-	$4,416
Conversion of accrued preferred stock dividend to equity	$(17,900)	$-

The accompanying notes are an integral part of these consolidated financial statements.

DINEWISE, INC.

(Dollar amounts in thousands, except per share data)

Note 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of DineWise, Inc. and its wholly owned subsidiaries (the “Company”).  Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the last Sunday in December.  The Company’s 2006 fiscal year consisted of the fifty-three week period beginning on December 26, 2005 and ending on December 31, 2006.  The Company’s 2005 fiscal year consisted of the fifty-two week period beginning on December 27, 2004 and ending on December 25, 2005.

Revenue Recognition

The Company recognizes revenue from product sales, when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured.  Shipping and handling expenses of $1,468 and $1,991 are included in selling, general and administrative expenses for the fiscal years ended December 31, 2006 and December 25, 2005, respectively.  Although the Company accepts product returns, historical returns have been insignificant.

The Company has sold separately-priced warranty arrangements covering certain durable goods. In accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”, revenue on these warranty arrangements is recognized on a straight-line basis over the warranty service period, which is typically thirty-six months. Costs associated with these warranty arrangements are recognized as they are incurred.  As of April 2003, the Company no longer offers these warranty arrangements.  As of December 31, 2006, we no longer have deferred revenue outstanding related to the unearned portion of the above described separately priced warranties.  The balance of deferred revenue, effective December 31, 2006, consists principally of advance billings for customer food orders.

Cash and Cash Equivalents

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2006 and December 25, 2005, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

Inventories

Inventories consist principally of prepared meals and meal compliments held at its outsourced fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, the lesser of the life of the related leases or the life of the improvement as follows:

Costs of internal use software are accounted for in accordance with Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issue Task Force No. 00-02 (“EITF 00-02”),  “Accounting for Website Development Costs.”  SOP 98-1 and EITF 00-02 require that the Company expense computer software and website development costs as they are incurred during the preliminary project stage.  Once the capitalization criteria of SOP 98-1 and EITF 00-02 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, are capitalized.  Capitalized costs are amortized using the straight-line method over the software’s estimated useful life, estimated at three years.  Capitalized internal use software and website development costs are included in property, plant and equipment, net, in the accompanying balance sheets.

Machines and office equipment	5 to 8 years
Capitalized software and development	3 years

 Long-Lived Assets

The Company determines the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Management believes there is no impairment of any long-lived assets as of December 31, 2006.

Marketing costs

Marketing costs are included as part of operating expenses and include direct-mail catalog costs, internet based advertising, marketing and promotional expenses and payroll-related expenses for personnel engaged in these activities.  Direct-mail catalog costs are initially recorded as prepaid expenses and charged to operations as marketing expense during the period in which future benefits are expected to be received.  Typically, this period falls within 45 days of the direct mailing.  All other advertising costs are charged to expense as incurred or the first time the advertising takes place.

Debt Discount and Derivative Liability

As a result of the Company entering into a Subscription Agreement with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the  "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures.  Based upon an independent valuation report, the value of these embedded derivatives were $1,200 at July 14, 2006.  This amount was bifurcated from the Convertible Debentures on the face of the balance sheet and a corresponding derivative liability was established.  This debt discount will be amortized over the life of the Convertible Debentures, using the effective interest method, and charged to interest expense until fully amortized in July 2011.  As of December 31, 2006 the unamortized debt discount was $1,135.  In the event the Convertible Debentures are reduced in full or in part, by either Company prepayments or conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations.  In addition, the change in the valuation of the embedded derivatives during the period in the amount of $138 was reflected as interest expense.  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

Amortization of Deferred Finance Costs

As a result of the Company’s $2,500 Convertible Debenture financing completed on July 14, 2006, it incurred deferred finance charges of $375.  This amount is being amortized monthly, as a charge to interest expense, over the 5-year term of the note.  In 2006 the amortization expense was $37.  In the event the Convertible Debentures are reduced in full or in part, by either Company prepayments or conversion into common shares by the Investors, the deferred finance charges related to the amount reduced will be immediately recognized as interest expense.  As of December 31, 2006, unamortized deferred finance charges were $338.

Income Taxes

The Company accounts for its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Due to the uncertainty of future earnings, all deferred tax assets are fully reserved for.

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

Concentration Risk

The Company purchased approximately 83% and 88% of its food products from one vendor during the years ended December 31, 2006 and December 25, 2005. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase food products.

All of the Company’s receivables are due from one financial institution (TD Banknorth, Inc.) under an agreement in which the Company receives payment on its receivables within 3-5 business days.  The Company has had no losses on collections in the past, and this institution is deemed financially sound, there is little, if any, collection risk at this time.

Stock Based Compensation

SFAS 123R, “Share-Based Payment” addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, and related interpretation, that the Company had previously used. The Company has adopted SFAS No. 123R effective December 26, 2005 (the beginning of its 2006 fiscal year) using the modified prospective method. The Company adopted a nonqualified stock option plan on November 13, 2006 (see footnote 10).  There were no options granted prior to fiscal 2006. In the fiscal year ended December 31, 2006, as a result of the adoption of SFAS No.123R, the Company recorded share-based compensation for options attributable to employees, officers, directors and consultants of $23.  As a result of the lack of trading volume in the Company’s common stock during the year, the Company utilized a valuation specialist to determine market value for use in the above calculation.

Recently Issued Accounting Pronouncements

In June 2006, FASB issued FIN 48 – “Accounting for Uncertainty in Income Taxes”.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the impact of FIN 48 to have a material impact on its financial statements.

Reclassification

Certain items in the prior year have been reclassified to conform to current year presentation.

2.

The Company and Nature of Operations

On July 14, 2006 (the "Closing Date"), pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), among Simplagene USA, Inc., SMPG Merco Co., Inc., a Delaware corporation and a wholly owned subsidiary of the Simplagene USA, Inc. ("Merco"), New Colorado Prime Holdings, Inc., a privately owned Delaware corporation ("NCPH"), and Craig Laughlin ("Laughlin"), Simplagene USA, Inc. acquired, through a merger (the "Merger") of Merco with and into NCPH, all of the issued and outstanding capital stock of NCPH (the "NCPH Capital Stock"). Upon completion of this transaction, the former NCPH shareholders and NCPH's financial advisor acquired approximately 93.5% of the Company's issued and outstanding shares of $0.001 par value common stock. This transaction constituted a change in control of the Company.  In connection with the change of control, Paul A. Roman, Chairman of the Board and Chief Executive Officer of NCPH, became Chairman of the Board and Chief Executive Officer of the Company, Thomas McNeill, Vice President, Chief Financial Officer and a director of NCPH, became Vice President, Chief Financial Officer and a director of the Company, and Richard Gray, a director of NCPH, became a director of the Company. Craig Laughlin was the Company's sole officer and director prior to this transaction and resigned at the time the transaction was consummated. Mr. Laughlin was also the Company's majority stockholder immediately prior to the Closing Date.

The July 14, 2006 acquisition of NCPH by SimplaGene USA, Inc. effected a change in control and was accounted for as a "reverse acquisition" whereby NCPH is the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to July 14, 2006, the financial statements of the Company reflect the historical financial statements of NCPH since its inception and the operations of SimplaGene USA, Inc. subsequent to July 14, 2006.

On September 8, 2006, the stockholders of SimplaGene USA, Inc., upon the recommendation of the Company’s Board of Directors, approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Dinewise, Inc.

NCPH is a Delaware corporation established in 2001 and owns 100% of Colorado Prime Corporation, a company originally established in 1959 to provide in-home "restaurant quality" beef shopping services throughout the United States. During 2005, NCPH established the Dinewise® brand to serve this market by attracting new customers through multi-channel media which includes catalogues, e-commerce and strategic alliances, as well as existing customer referrals. Dinewise® is a direct-to-consumer gourmet home meal replacement provider. Dinewise® targets lifestyle profiles, i.e. busy moms, singles, retirees, seniors, and working couples, as well as health profiles including diabetic, heart smart, low carbohydrate, low calorie, and weight loss. The Company has positioned its Dinewise® brand as the solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality meal planning, delivery, and preparation services. Products are customized meal solutions, delivered fresh-frozen directly to the home.

3.

Plan of Restructuring

To generate cash to fund the operations of the Company, and to satisfy the requirement to repay its principal lenders, the Company sold its accounts receivable at a significant discount throughout 2003.

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

The following table summarizes the restructuring activity, which is included in accrued expenses, as follows:

Accrued restructuring charge at December 26, 2004	$ 1,571
Utilized (asset write-offs and cash payments)	(300)
Accrued restructuring charges at December 25, 2005	$ 1,271
Utilized (asset write-offs and cash payments)	(120)
Accrued restructuring charges at December 31, 2006	$ 1,151

The balance of accrued restructuring charges consisted of the following:

	December 31, 2006	December 25, 2005
Accrued future and past minimum payments under current and delinquent lease obligations	$ 901	$ 921
Break fee under renegotiation of lease (See Note 12)	250	350
	$ 1,151	$ 1,271

In connection with the restructuring activities noted above, the Company stopped paying various vendors who were providing goods and services to the Company (although the related liabilities are recorded in the accompanying consolidated balance sheet).  The Company may, from time to time, be in negotiations with vendors to pay a reduced amount; when the Company reaches an agreement with the vendor the Company may record forgiveness of debt income. As of December 31, 2006, $793 related to delinquent lease obligations.

4.

Inventories

Inventories consist principally of prepared meals and meal compliments held at the Company’s outsourced fulfillment locations.  Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.  As of December 31, 2006 and December 25, 2005 inventories were $232 and $21, respectively.

5.

Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consists of the following as of December 31, 2006 and December 25, 2005:

	December 31, 2006	December 25, 2005
Sales tax receivable, net	$ -	$ 10
Prepaid insurance, net	58	37
Other	13	52

	$ 71	$ 99

6.

Property and Equipment, net

Property and equipment, net consist of the following as of December 31, 2006 and December 25, 2005:

	December 31, 2006	December 25, 2005
Machinery and office equipment	$519	$593
Capitalized software and development	279	269
	798	862
Less accumulated depreciation and amortization	(480)	(508)
	$318	$354

7.

Accrued Expenses

Accrued expenses consist of the following as of December 31, 2006 and December 25, 2005:

	December 31, 2006	December 25, 2005
Accrued restructuring charges	$ 1,151	$ 1,271
Payroll and health benefits	179	101
Professional fees	137	132
Other	121	130
	$ 1,588	$ 1,634

Accrued expenses include the long term portion of the break fee associated with the re-negotiation of the capital lease.  At December 31, 2006 and December 25, 2005 the long term portion of the break fee was $150 and $250, respectively.

8.

Loss per Common Share

Net (loss) income per common share amounts (basic EPS) are computed by dividing net (loss) earnings by the weighted average number of common shares outstanding, excluding any potential dilution. Net (loss) income per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution from the exercise of stock options and warrants, and the conversion into common stock of convertible loans. Diluted EPS for fiscal years 2006 and 2005 are the same as basic EPS, as the inclusion of the impact of any common stock equivalents outstanding during those periods would be anti-dilutive. The Company is using the amount of shares that were issued from Merco to shareholders of NCPH for all periods presented that are prior to the Closing Date for purposes of calculating earnings per share.

Common stock equivalents not included in EPS are as follows:

	Year ended December
	2006	2005
Stock options	2,600,000	-
Stock warrants	200,000	50,000
Convertible Debt (1)	10,101,010	-

Total	12,901,010	50,000

(1) At December 31, 2006 the Company has a) $2,500 convertible debentures at an exercise price at the lesser of $.495 or 80% of the best bid price in the ten days prior to conversion and b) Warrants issued to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share.  The above calculation of potential shares outstanding were calculated based upon a conversion price of $.495, however this conversion price could be lower in the future with respect to the convertible debentures in whole or in part.

Basic EPS computations are as follows:

	53 Weeks Ended			52 Weeks Ended
	Dec. 31, 2006			Dec. 25, 2006
	(In thousands, except per share data)			(In thousands, except per share data)

	Net loss	Shares	Per Share	Net income	Shares	Per Share
				(loss)
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts

Net (loss) income	$(3,509)	27,735.4	$(0.13)	$759	25,799.1	$0.03

Preferred stock dividends accrued	-	-	-	(4,416)	-	(0.17)

Net loss attributable to common stock	$(3,509)	27,735.4	$(0.13)	$(3,657)	25,799.1	$(0.14)

9.

Income Taxes

The provision for income taxes of $5 and $6 for the fiscal years ended December 31, 2006 and December 25, 2005 is comprised principally of state franchise taxes.

Significant components of deferred income tax assets and liabilities as of December 31, 2006 and December 25, 2005 are as follows:

	December 31, 2006	December 25, 2005
Deferred tax assets:
Depreciation	$ -	$ 10
Net operating loss carryforwards	12,598	11,693
Deferred revenue	-	41
Accrued expenses and other, net	603	636
	13,201	12,380
Deferred tax liabilities:
Embedded derivatives	275	-
Depreciation	1	-
Prepaid expenses	22	14
Deferred tax asset	12,903	12,366
Less valuation allowance	(12,903)	(12,366)
	-	-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets and liabilities, expected future taxable income and tax planning strategies in making this assessment. Management has considered the Company's history of generating tax losses and its accumulated deficit as significant negative evidence as to the realizability of its deferred tax assets. Accordingly, at December 31, 2006 and December 25, 2005, the Company has established valuation allowances against its deferred tax assets.

At December 31, 2006 the Company has net operating loss carryforwards for federal income tax purposes of $32,620, which are available to offset future federal taxable income, if any. Such net operating losses expire from 2022 through 2026.  Section 382 of the Internal Revenue Code could limit the availability of the net operating loss carry forward if there has been a change in ownership.  The Company has not evaluated the applicability of this provision.

10.

Stock Option Plans

The Company has a 2006 stock option plan as approved by its Board of Directors on November 13, 2006   covering in the aggregate 7,500,000 of the Company's common shares pursuant to which officers, directors and employees of the Company and consultants to the Company are eligible to receive nonqualified stock options. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Board of Directors, and the plan is administered by the Board of Directors.

During fiscal 2006, a total of 2,600,000 nonqualified options were granted. All options granted in 2006 were to become exercisable 50% on the first and second anniversary, respectively, of the option grant, and fully exercisable on the second anniversary of the stock option grant.

A summary of the Company's stock option plans activity as of December 31, 2006, and changes during the twelve months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, December 25, 2005	-
Granted	2,600,000	$0.495
Exercised	-
Forfeited	-
Expired	-

Outstanding, December 31, 2006	2,600,000	$0.495	6.9	$-

Exercisable, December 31, 2006	-	$0.495	-	$-

Weighted –average fair value per Option granted During the year	-	$0.130		$-

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2006
Expected volatility	71%
Weighted-average volatility	71%
Expected dividends	0%
Expected term (in years)	4.5
Risk-free interest rates	5.0%

Shared based compensation expense for the year ended December 31, 2006 and December 25, 2005 was $23, or $.00 per share and $0, or $.00 per share.  Based upon the unvested options outstanding at December 31, 2006, share based compensation expense will be $169 and $146 in fiscal 2007 and 2008, respectively.

11.

Pension Plan

The Company sponsors a 401(k) defined contribution plan (the Plan) available to all employees who have attained the age of 21 and have completed six months of service with the Company. Under the Plan, participants may elect to defer up to 20% of their annual compensation as contributions to the Plan. Forfeitures are used to reduce the Company’s contributions.  The Plan provides for discretionary contributions.  The Company’s contribution under the Plan for fiscal 2005 was fully covered by employee forfeitures.  There were no contributions for fiscal 2006.

12.

Commitments

In March 2004, the Company re-negotiated the capital lease of its corporate headquarters located in Farmingdale, New York, converting it to an operating lease and reducing its office space.  The Company was charged a break fee of $590, with $90 paid in 2004 and the balance payable in sixty equal installments of approximately $8 commencing July 2004.  As of December 31, 2006, the Company has accrued $250 in accrued restructuring charges relating to this break fee.

Future minimum operating lease payments, adjusted for the lease amendment as of December 31, 2006 are as follows:

2007	$121
2008	125
2009	128
2010	132
2011	136
Thereafter	296
$938

Rent expense charged to operations was $119 and $120 for the years ended December 31, 2006 and December 25, 2005, respectively.

The Company is subject from time to-time-to legal proceedings arising out of the normal conduct of its business, which the Company believes will not materially affect its financial position or results of operations.

13.

Convertible Debt and Derivative Liability

On July 14, 2006  (the  "Closing Date"), the Company entered into a Subscription Agreement with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") which mature on July 14, 2011 and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the  "Warrants").  $1,250 was funded immediately and the remaining $1,250 was funded on August 11, 2006, the date the Company filed a Registration Statement covering the resale of the securities with the Securities and Exchange Commission  (the  "SEC").

The Convertible Debentures bear interest at a rate of 10% per annum, payment of which commenced on August 1, 2006 and continues monthly thereafter.  Interest is payable in cash or shares of Common Stock at the election of the Investors.  The Investors may convert the unpaid face value of, plus the accrued interest on, the Convertible Debentures into Common Stock at any time at the lesser of (i) $.495 and  (ii)  eighty  percent (80%) of the lowest closing bid price on the Common  Stock  during  the ten (10) trading days immediately preceding the receipt  by  the  Company  of  a  notice  of conversion by the Investors (the "Conversion  Price"). The Convertible Debentures do not require the Company to make principal payments, and in the event an amount is outstanding at the end of the term of July 14, 2011, it will automatically convert into common shares of the Company.

In connection with the issuance of the Convertible Debentures, the Company issued to the Investors Warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share. The Warrants may be exercised for a period of seven years and the exercise price is subject to antidilution provisions.

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

The Company has identified certain embedded derivatives within the Convertible Debentures as a result of the variable nature of the conversion price formula of the Convertible Debentures.  Based upon an independent valuation report, the value of these embedded derivatives were $1,200 at July 14, 2006.  This amount was bifurcated from the Convertible Debentures on the face of the balance sheet and a corresponding derivative liability was established.  This debt discount will be amortized over the life of the Convertible Debentures, using the effective interest method, and charged to interest expense until fully amortized in July 2011.  As of December 31, 2006 the unamortized debt discount was $1,135.  In the event the Convertible Debentures are reduced in full or in part, by either Company prepayments or conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charge to operations.  In addition, the change in the valuation of the embedded derivatives during the period in the amount of $138 was reflected as interest expense.  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

As of December 31, 2006 the Convertible Debentures outstanding are as follows:

Convertible Debentures	$2,500
Debt Discount	(1,135)
Convertible Debentures, net	$1,365

As of December 31, 2006 the derivative liability outstanding is as follows:

Liability at July 14, 2006	$1,200
Increase in Valuation	138
Liability at December 31, 2006	$1,338

14.

Stockholders’ Equity

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $.001.  As of July 14, 2006, giving effect to the reverse acquisition and related transactions there were 30,000,000 shares of common stock issued and outstanding.  Prior to the reverse acquisition on July 14, 2006, the Company had 913,690 common shares outstanding, $.01 par value.

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

15.

Subsequent Event

On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess, $1,750 principal amount Debenture due March 31, 2009 and a warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.   The Company will pay monthly interest on the outstanding principal amount of the Debenture at a rate per annum equal to 14%, commencing on March 31, 2007, and on the last day of each calendar month thereafter until the principal amount is paid in full. Amortizing payments of interest and the aggregate principal amount outstanding under the Debenture will be made by the Company commencing on June 30, 2007 and on the last business day of each succeeding month thereafter in the following amounts: (i) on June 30, 2007 and for two consecutive months thereafter, $15; (ii) on September 30, 2007 and for five consecutive months thereafter, $20; (iii) on March 31, 2008 and for five consecutive months thereafter, $35; (iv) on September 30, 2008 and for five consecutive months thereafter, $70; and (v) on March 31, 2009, all amounts then due and payable under the Debenture. The Company may prepay the Debenture at any time from time to time without penalty and any future financing must first be utilized to repay the then outstanding balance on this Debenture, if any.  The Debenture is convertible at any time, at the option of Dutchess, into shares of Common Stock at a conversion price equal to the lesser of (i) 75% of the lowest closing bid price of the Common Stock during the 10 trading days immediately prior to the date that Dutchess sends the Company a signed conversion notice; or (ii) $0.51 per share.  The Company has determined that the subsequent debenture will result in another embedded derivative and will result in future charges to the operations of the Company.  The Company is in the process of evaluating the accounting implications of this agreement.