Form 10QSB
period 2007-04-01
Dinewise, Inc.
filed 2007-05-16
CIK 1192323

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

OR

☐

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

if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐  NO  ☒

As of May 9, 2007, the registrant had a total of 30,058,990 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☒

Dinewise, Inc.

Index

PART I.	FINANCIAL INFORMATION

		Page
	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets
	April 1, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations
	Three Months ended April 1, 2007 and March 26, 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows
	Three Months ended April 1, 2007 and March 26, 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-13

	Item 2. Management’s Discussion and Analysis or Plan of Operation	13-18

	Item 3. Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 6. Exhibits	19

SIGNATURES		20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DINEWISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollar amounts in thousands, except per share data)

	April 1,	December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$ 1,866	$ 816
Due from financial institution	177	65
Inventories	225	232
Prepaid expenses and other assets, net	101	71
Total current assets	2,369	1,184
Property and equipment, net	294	318
Deferred finance costs	516	338
Other assets, net	34	42
Total assets	$ 3,213	$ 1,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 585	$ 619
Accrued expenses	1,562	1,438
Deferred revenue	325	338
Income and other taxes payable	80	287
Convertible debt, short-term	200	-
Capital lease obligation, short-term	10	12
Total current liabilities	2,762	2,694
Convertible debt	2,487	1,365
Derivative liability	1,588	1,338
Capital lease obligation	41	44
Accrued expenses, long-term portion	125	150
Total liabilities	7,003	5,591
Commitments
Stockholders’ deficit
Preferred stock, par value $.001; authorized 10,000,000 shares;
issued and outstanding 0 shares,	-	-
Common stock, par value $.001; authorized 50,000,000 shares;
issued and outstanding 30,008,990 and 30,000,000, respectively	30	30
Additional paid-in capital	40,596	40,558
Accumulated deficit	(44,416)	(44,297)
Total stockholders’ deficit	(3,790)	(3,709)
Total liabilities and stockholders’ deficit	$ 3,213	$ 1,882

The accompanying notes are an integral part of these consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended
	April 1, 2007	March 26, 2006
	(Dollar amounts in thousands,
	except per share data)

Revenues	$ 2,687	$ 2,828
Cost of goods sold	1,344	1,440
Gross profit	1,343	1,388
Operating expenses	1,513	1,619
Operating loss	(170)	(231)
Interest (income) expense	(53)	-
Loss before provision for income taxes	(117)	(231)
Provision for income taxes	2	1
Net loss	$ (119)	$ (232)
Preferred stock dividend	$ -	$ 1,193
Net loss available to common stockholders	$ (119)	$ (1,425)
Net loss per share (basic and diluted)	$ (0.00)	$ (0.06)
Common shares used in computing net loss
per share amounts (basic and diluted)	30,005,799	25,799,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarters ended
	April 1,	March 26,
	2007	2006
	(Dollar amounts in thousands)
OPERATING ACTIVITIES:
Net loss	$ (119)	$ (232)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	64	37
Amortization of debt discount	53	-
Mark to market of derivative liability	(227)	-
Share based compensation expense	35	-

Changes in operating assets and liabilities:
Increase in accounts receivable	(112)	(48)
Decrease (Increase) in inventory	7	(55)
(Increase) decrease in prepaid expenses and other assets	(29)	27
Increase in deferred finance costs	(210)	-
(Decrease) increase in income and other taxes payable	(207)	2
(Decrease) increase in accounts payable	(34)	10
Decrease in deferred revenue	(13)	(16)
Increase (decrease) in accrued expenses	99	(30)
NET CASH USED IN OPERATING ACTIVITIES	(693)	(305)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	-
NET CASH USED IN INVESTING ACTIVITIES	(2)	-
FINANCING ACTIVITIES:
Proceeds from convertible debt financing	1,750	-
Repayments of capital lease obligations, net	(5)	(1)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,745	(1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,050	(306)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	816	1,306
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,866	$ 1,000
CASH PAID DURING THE PERIOD FOR:
Interest	$ 93	$ -
Income Taxes	$ -	$ -
NON-CASH FINANCING ACTIVITIES
Accrual of preferred stock dividends	$ -	$ 1,193
Reduction of convertible notes and increase in common stock and additional paid-in capital due to conversion of notes	$ 3	$ -

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - THE COMPANY AND NATURE OF OPERATIONS

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

NOTE B - BASIS OF PRESENTATION

Principles of consolidation

The condensed interim consolidated financial statements include the accounts of Dinewise, Inc. and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and SEC rules for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the annual consolidated financial statements and the footnotes thereto contained in the Company’s annual report to the Securities and Exchange Commission for the fiscal year ended on December 31, 2006, filed on Form 10-KSB on March 29, 2007.  In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 30, 2007.

Fiscal year

The Company's fiscal year ends on the last Sunday in December. The Company's 2007 first fiscal quarter consisted of the thirteen-week period, which began on January 1, 2007 and ended on April 1, 2007. The Company's 2006 first fiscal quarter consisted of the thirteen-week period, which began on December 26, 2005 and ended on March 26, 2006.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company recognizes revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured.  Shipping and handling expenses of $302 and $386 are included in selling, general and administrative expenses for the fiscal quarters ended April 1, 2007 and March 26, 2006, respectively.  Although the Company accepts product returns, historical returns have been insignificant.

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

The Company records its Revenue net of any sales taxes collected on its sales, which are then subsequently remitted to the local tax office, as required.

Cash and cash equivalents

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At April 1, 2007 and December 31, 2006, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

Costs of internal use software are accounted for in accordance with Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issue Task Force No. 00-02 ("EITF 00-02"), "Accounting for Website Development Costs." SOP 98-1 and EITF 00-02 require that the Company expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of SOP 98-1 and EITF 00-02 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, are capitalized. Capitalized costs are amortized using the straight-line method over the software's estimated useful life, estimated at three years. Capitalized internal use software and website development costs are included in property and equipment, net, in the accompanying balance sheets.

Estimated useful lives are as follows:

Machines and office equipment 5 to 8 years

Capitalized software and development 3 years

Long-lived assets

The Company determines the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Management believes there is no impairment of any long-lived assets as of April 1, 2007 and December 31, 2006.

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

Debt discount and derivative liability

As a result of the Company entering into a Subscription Agreement with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the  "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures.  Based upon an independent valuation report, the value of these embedded derivatives were $1,200 at July 14, 2006.    On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2009 (the”Debenture”) and a warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  The company has identified certain embedded derivatives within the Debenture.  Based upon an independent valuation report, the value of these embedded derivatives was $477 at February 16, 2007.  These amounts were bifurcated from the Convertible Debentures and Debenture on the face of the balance sheet and a corresponding derivative liability was established.  These debt discounts will be amortized over their respective lives, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2009, respectively.  As of April 1, 2007 the unamortized debt discount was $1,559.  In the event the convertible debentures or Debenture are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations.  In addition, the change in the valuation of the embedded derivatives during the three months ended April 1, 2007 and March 26, 2006 resulted in income of $227 and $0, respectively, and was reflected in interest expense.  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

Amortization of deferred finance costs

As a result of the Company’s $2,500 Convertible Debenture financing completed on July 14, 2006, and its $1,750 Convertible Debenture financing completed on February 16, 2007, it incurred deferred finance charges of $375 and $210, respectively.  These amounts are being amortized monthly, as a charge to interest expense, over the 5-year and 2-year terms of the notes, respectively.  In the first quarter of 2007, amortization expense was $19 and $13, respectively.  In the event the Convertible Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the deferred finance charges related to the amount reduced will be immediately recognized as interest expense.  As of April 1, 2007, unamortized deferred finance charges were $319 and 197, respectively.

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

Concentration risk

The Company purchased approximately 70% and 88% of its food products from one vendor during the three months ended April 1, 2007 and March 26, 2006, respectively. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase food products.

All of the Company’s receivables are due from one financial institution (TD Banknorth, Inc.) under an agreement in which the Company receives payment on its receivables within 3-5 business days.  The Company has had no losses on collections in the past, and since this institution is deemed financially sound, there is little, if any, collection risk at this time.

Stock based compensation

SFAS 123R, “Share-Based Payment” addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, and related interpretation, that the Company had previously used. The Company has adopted SFAS No. 123R effective December 26, 2005 (the beginning of its 2006 fiscal year) using the modified prospective method. The Company adopted a nonqualified stock option plan on November 13, 2006 .  There were no options granted prior to fiscal 2006. In the three months ended April 1, 2007 and March 26, 2006, as a result of the adoption of SFAS No.123R, the Company recorded share-based compensation for options attributable to employees, officers, directors and consultants of $35 and $0, respectively.  As a result of the lack of trading volume in the Company’s common stock during the year, the Company utilized a valuation specialist to determine market value for use in the above calculation.

NOTE D- RECENTLY ADOPTED AND NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted FIN 48 on January 1, 2007 and it had no material impact on our financial statements. On that date, we had no uncertain tax positions. We recognize interest and penalties, if any, as part of our provision for income taxes in our Consolidated Statements of Operations. We file a consolidated U.S. federal income tax return as well as unitary income and sales tax returns in several state jurisdictions, of which New York, North Carolina and California are the most significant. The Internal Revenue Service has completed examinations of our federal returns for taxable years prior to 1993. We are currently being examined by the state of New York (2002-2005) and North Carolina (2003-2005).

NOTE E- PLAN OF RESTRUCTURING

To generate cash to fund the operations of the Company, and to satisfy the requirement to repay its principal lenders, the Company sold its accounts receivable at a significant discount throughout 2003.  In addition, the Company restructured its operations to enhance short-term liquidity through cost reductions. In April 2003, the Company closed down its direct to consumer sales and telemarketing operations. This included closing all sales offices outside of its corporate office, all telemarketing centers, and all distribution routes. Approximately 930 employees and 55 lessees were terminated pursuant to the Company's revised operating plans. The Company's present operations consist of fulfilling reorder customers through the use of an outsourced delivery agent.  Also, the Company has commenced attracting new customers through multi-channel media which include catalogues, e-commerce, strategic alliances and exhibit marketing as well as existing customer referrals.  The Company fully satisfied all outstanding borrowings under its credit facility through the proceeds from the sale of accounts receivable in July and December of 2003 with a new financial institution. Accordingly, under the new business model, the Company no longer participates in the collection of accounts receivable.  This is now outsourced to this new financial institution as discussed in the Summary of Significant Accounting Policies.

The balance of accrued restructuring charges consisted of the following:

	April 1, 2007	December 31, 2006
Accrued future and past minimum payments under current and delinquent lease obligations	$ 901	$901
Break fee under renegotiation of lease (See Note H)	225	250
	$1,126	$1,151

In connection with the restructuring activities noted above, the Company stopped paying various vendors who were providing goods and services to the Company (although the related liabilities are recorded in the accompanying consolidated balance sheet).  The Company may, from time to time, be in negotiations with vendors to pay a reduced amount; when the Company reaches an agreement with the vendor the Company may record forgiveness of debt income.  As of April 1, 2007, $793 related to delinquent lease obligations.

NOTE F- ACCRUED EXPENSES

Accrued expenses consist of the following as of April 1, 2007 and December 31, 2006:

	April 1, 2007	December 31, 2006
Accrued restructuring charges	$1,126	$1,151
Payroll and health benefits	158	179
Professional fees	221	137
Other	182	121
	$1,687	$1,588

Accrued expenses include the long-term portion of the break fee associated with the re-negotiation of the Company’s capital lease. At April 1, 2007 and December 31, 2006 the long-term portion of the break fee was $125 and $150, respectively.

NOTE G- LOSS PER COMMON SHARE

Net (loss) income per common share amounts (basic EPS) are computed by dividing net (loss) income by the weighted average number of common shares outstanding, excluding any potential dilution. Net (loss) income per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution from the exercise of stock options and warrants, and the conversion into common stock of convertible loans. Diluted EPS for quarters ended April 1, 2007 and March 26, 2006 are the same as basic EPS, as the inclusion of the impact of any common stock equivalents outstanding during those periods would be anti-dilutive. The Company is using the amount of shares that were issued from Merco to the shareholders of NCPH for all periods presented that are prior to the Closing Date for purposes of calculating earnings per share.

Common stock equivalents not included in EPS are as follows :

	Three months ended
	4/1/07	3/26/06
Stock options	2,600,000	-
Stock warrants	200,000	50,000
Convertible Debt #1 (1)	10,101,010	-
Convertible Debt #2 (2)	7,431,373
Total	20,332,383	50,000

(1)

At April 1, 2007 the Company has a) $2,497 convertible debentures at a conversion price at the lesser of $.495 or 80% of the best bid price in the ten days prior to conversion and b) warrants issued to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share.  The above calculation of potential shares outstanding was calculated based upon a conversion price of $.495, however this conversion price could be lower in the future with respect to the convertible debentures in whole or in part.

(2)

At April 1, 2007 the Company has a) $1,750 convertible debentures at a conversion price at the lesser of $.51 or 75% of the best bid price in the ten days prior to conversion and b) warrants issued to purchase 4,000,000 shares of Common Stock at an exercise price of $.25 per share.  The above calculation of potential shares outstanding was calculated based upon a conversion price of $.51 for the convertible debentures, however this conversion price could be lower in the future with respect to the convertible debentures in whole or in part.

Basic EPS computations are as follows:

	Three Months Ended			Three Months Ended
	April 1, 2007			March 26, 2006
	(In thousands, except per share data)			(In thousands, except per share data)
	Net loss	Shares	Per Share	Net loss	Shares	Per Share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
Net loss	$ (119)	30,006	$ (.00)	$ (232)	25,799	$ (0.01)
Preferred stock dividends accrued	-	-	-	(1,193)	-	(0.05)
Net loss attributable to common stock	$ (119)	30,006	$ (.00)	$ (1,425)	25,799	$ (0.06)

NOTE H- COMMITMENTS

In March 2004, the Company re-negotiated the capital lease of its corporate headquarters located in Farmingdale, New York, converting it to an operating lease and reducing its office space. The Company was charged a break fee of $590, with $90 paid in 2004 and the balance payable in sixty equal monthly installments of approximately $8 each commencing July 2004. As of April 1, 2007 and December 31, 2006, the Company has accrued $225 and $250, respectively in accrued restructuring charges relating to this break fee.

Future minimum operating lease payments, adjusted for the lease amendment as of April 1, 2007 are as follows :

YEAR ENDED
2007	91
2008	125
2009	128
2010	132
2011	136
Thereafter	296
Total	908

Rent expense charged to operations was $31 and $29 for the three months ended April 1, 2007 and March 26, 2006, respectively.

NOTE I- CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

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

On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2009 (the”Debenture”) and a warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.   The Company will pay monthly interest on the outstanding principal amount of the Debenture at a rate per annum equal to 14%, commencing on March 31, 2007, and on the last day of each calendar month thereafter until the principal amount is paid in full. Amortizing payments of interest and the aggregate principal amount outstanding under the Debenture will be made by the Company commencing on June 30, 2007 and on the last business day of each succeeding month thereafter in the following amounts: (i) on June 30, 2007 and for two consecutive months thereafter, $15; (ii) on September 30, 2007 and for five consecutive months thereafter, $20; (iii) on March 31, 2008 and for five consecutive months thereafter, $35; (iv) on September 30, 2008 and for five consecutive months thereafter, $70; and (v) on March 31, 2009, all amounts then due and payable under the Debenture. The Company may prepay the Debenture at any time from time to time without penalty and any future financing must first be utilized to repay the then outstanding balance on this Debenture, if any.  The Debenture is convertible at any time, at the option of Dutchess, into shares of Common Stock at a conversion price equal to the lesser of (i) 75% of the lowest closing bid price of the Common Stock during the 10 trading days immediately prior to the date that Dutchess sends the Company a signed conversion notice; or (ii) $0.51 per share.

The Company has identified certain embedded derivatives within the convertible debentures as a result of the variable nature of the conversion price formula of the convertible debentures.  Based upon an independent valuation report, the value of these embedded derivatives was $1,200 at July 14, 2006, the date the Convertible Debentures were issued, and $477 on February 16, 2007, the date the Debenture was issued.  These amounts were bifurcated from the convertible debentures on the face of the balance sheet and a corresponding derivative liability was established.  This debt discount will be amortized over the life of the convertible debentures, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2009, respectively.  As of April 1, 2007 the unamortized debt discount was $1,559.  In the event the Convertible Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charge to operations.  In addition, the change in the valuation of the embedded derivatives during the three months ended April 1, 2007 and March 26, 2006 resulted in income of $227 and $0 respectively and was reflected in interest expense.  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

As of April 1, 2007 the convertible debentures outstanding are as follows:
convertible debentures	$4,246
Debt Discount	(1,559)
convertible debentures, net	$2,687
Less current portion	($200)
convertible debentures, long term	$2,487

As of April 1, 2007 the derivative liability outstanding is as follows:
Liability at December 31, 2007	$1,338
New derivative on Feb 16, 2007	477
Decrease in Valuation	(227)
Liability at April 1, 2007	$1,588

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are in thousands, except share and per share data)

Critical Accounting Policies and Estimates

This management’s discussion and analysis is based on our consolidated financial statements which are prepared using certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  While we believe that these accounting policies, and management's judgments and estimates, are reasonable, actual future events can and often do result in outcomes that can be materially different from management's current judgments and estimates.  We believe that the accounting policies and related matters described in the paragraphs below are those that depend most heavily on management's judgments and estimates.

Fiscal Year

Our fiscal year ends on the last Sunday in December.  Our fiscal 2007 year will consist of a fifty-two week period which began on January 1, 2007 and ends on December 30, 2007; our 2006 fiscal year consisted of the fifty-three week period which began on December 26, 2005 and ended on December 31, 2006.

Revenue Recognition

We recognize revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured.  Shipping and handling expenses of $302 and $386 are included in selling, general and administrative expenses for the fiscal quarters ended April 1, 2007 and March 26, 2006, respectively.  Although we accept product returns, historical returns have been insignificant.

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

The Company records its Revenue net of any sales taxes collected on its sales, which are then subsequently remitted to the local tax office, as required.

Impairment of Fixed Assets and Intangibles

We determine the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No.  144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.  Management believes there is no impairment of any long-lived assets as of April 1, 2007 and December 31, 2006.

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

Debt discount and Derivative liability

As a result of the Company entering into a Subscription Agreement with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the  "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures.  Based upon an independent valuation report, the value of these embedded derivatives were $1,200 at July 14, 2006.    On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2009 (the”Debenture”) and a warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  The company has identified certain embedded derivatives within the Debenture.  Based upon an independent valuation report, the value of these embedded derivatives was $477 at February 16, 2007.  These amounts were bifurcated from the convertible debentures on the face of the balance sheet and a corresponding derivative liability was established.  These debt discounts will be amortized over their respective lives, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2009, respectively.  As of April 1, 2007 the unamortized debt discount was $1,559.  In the event the convertible debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations.  In addition, the change in the valuation of the embedded derivatives during the three months ended April 1, 2007 and March 26, 2006 resulted in income of  $227 and $0, respectively, and was reflected in interest expense.  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

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

Interest Expense.

Consists of interest expense paid on our convertible debt outstanding, amortization of debt discount, and the change in the value of the embedded derivative liability for the period, net of any interest income earned on cash balances and marketable securities.

Income Taxes.

We are subject to corporate level income taxes and record a provision for income taxes based on an estimated effective tax rate for the year.

Three Months Ended April 1, 2007 Compared To Three Months Ended March 26, 2006

Revenue

Revenue decreased to $2,687 for the three months ended April 1, 2007 as compared to $2,828 for the three months ended March 26, 2006.  The decline in revenue of $141, or 5.0%, resulted primarily from a reduction in direct telemarketing food sales with the focus of new sales, customer creation and marketing on the DineWise® branded product line.  In addition, in 2003, we stopped offering warranty arrangements and as a result, 2006 was the final year in which service income was recognized.  Revenues related to these arrangements were recognized over the life of the contract, generally up to 36 months.  As a result, service revenues related to warranty arrangements were $0 in 2007 as compared to $26 in 2006.  Direct telemarketing food sales were $1,878 in 2007 as compared to $2,454 in 2006 and houseware sales were $197 in 2007 as compared to $267 in 2006.  Sales from our DineWise® branded product line were $612 in 2007 as compared to $81 in 2006.  This increase of $531 or 655.6% is the result of a second quarter 2006 relaunch of the DineWise® brand, inclusive of a catalog mailing to a circulation of approximately 210,000 consumers in the first quarter of 2007, which is an increase over the fourth quarter 2006 circulation of approximately 188,000, as well as increased e-tailing initiatives.  The Company expects to continue focusing its marketing investments on this brand utilizing a multi-channel marketing approach, inclusive of web advertising and search engine optimization, as well as continued planned increases in its catalog circulations during 2007 as it strives to continue improving its DineWise® sales and its brand awareness.  During the four quarters of 2006, DineWise® branded sales increased from $81, to $166, to $279, to $541 in the fourth quarter of 2006 (14 weeks).  In the first quarter of 2007, sales were $612 for this 13 week period, or a 13.1% increase, as compared to the prior quarter ended December 31, 2006, a 14 week period.  When comparing the first quarter of 2007 to a pro-rata 13 week December 2006 quarter of $502, the percentage increase was 21.9%.  All remaining quarters for 2007 are 13 week quarters.

Cost of Goods Sold

Cost of goods sold decreased $96 to $1,344 for the three months ended April 1, 2007 as compared to $1,440 for the prior year period.  This reduction was primarily due to the above mentioned reduction in sales.  Gross profit as a percent of revenue increased to 50.0% in 2007 as compared to 49.1% in 2006.

Operating Expenses

Operating expenses decreased $106 to $1,513 in 2007 as compared to $1,619 in 2006.  The decrease was primarily the result of a change in estimate in accounting for sales taxes of $209 and lower delivery expenses, primarily related to the decline in sales, of $84 ($302 in 2007 and $386 in 2006) and reductions in other operating expenses, offset, in part by, increased marketing expenses on our Dinewise® branded products of $107 ($418 in 2007 and $311 in 2006), increased investor relations awareness and mergers and acquisition consulting of $58 ($58 in 2007 and $0 in 2006), increased stock compensation expense of $35 ($35 in 2007 and $0 in 2006) and increased other professional fees of  $24.

Interest Expense

Interest (income) expense, net was ($53) and $0, for the three months ended April 1, 2007 and March 26, 2006, respectively.  This is the result of interest expense of $93 incurred on our $2,500 and $1,750 Convertible Debentures issued in July 2006 and February 2007 with an interest rate of 10% and 14% per annum, respectively, offset in part by interest income of $6.  In addition, the Company incurred amortization expense in the amount of $53 as a result of amortizing the debt discount, and  mark to market income of $227 as a result of the decrease in the value of the embedded derivative liability for the period. In addition, the Company amortized $32 in finance costs associated with our Convertible Debentures and Warrants.  These amortization expenses will continue to be amortized each quarter over the five-year and two-year lives of the Convertible Debentures, respectively.  In the event there is a conversion or prepayment of all or a portion of this debt, the Company will recognize immediately the unamortized deferred finance costs and debt discount expense related to the conversions or prepayments.  As of April 1, 2007 the unamortized portion of the deferred finance costs and debt discount were $516 and $1,559, respectively.

Income Taxes

In 2007 and 2006 we recorded income tax expenses of $2 and $1, respectively, which is comprised principally of state franchise taxes.  We have provided and continue to provide for a full valuation allowance against our deferred income tax assets.  The valuation allowance is subject to adjustment based upon our ongoing assessment of our future income and may be wholly or partially reversed in the future.

Net Loss

For the three months ended April 1, 2007, net loss was ($119) as compared to a net loss of ($232) for the three months ended March 26, 2006.  The decrease in the net loss in 2007 was primarily due to mark to market income of $227 as a result of a decrease in the value of the embedded derivative liability for the period, offset, in part by, increased marketing expenses on our new DineWise® brand, increased interest expense related to our convertible debentures, and other increased consulting and investor relations initiatives.

Contractual Obligations and Commercial Commitments

As of April 1, 2007, our principal commitments consisted of an obligation under an operating lease in connection with office space for our corporate headquarters, interest payments on our $2.5 million Convertible Debentures issued on July 14, 2006, interest and principal payments on our $1.750 million Convertible Debentures issued on February 16, 2007 and capital lease obligations.  Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.  Following is a summary of our contractual obligations.  We have no other commercial commitments:

Future minimum operating lease payments, adjusted for a lease amendment, as of April 1, 2007, interest payments on our $2.5 million Convertible Debentures at 10% per annum, interest and principal payments on our $1.750 million Convertible Debentures at 14% per annum, both assuming no conversion to common stock or prepayments, and capital lease obligations, including interest, are as follows (in thousands):

Year	Operating lease	Interest payments	Term Note Repayments	Capital Lease Obligations	Total

2007	$ 91	$ 364	$125	$ 11	$ 591
2008	125	440	530	14	1,109
2009	128	286	1,095	14	1,523
2010	132	250	-	14	396
2011	136	135	-	10	281
Thereafter	296	-	-	-	296
	$908	$1,475	$1,750	$63	$4,196

The $2.5 million Convertible Debentures issued on July 14, 2006 do not require the Company to make principal payments, and in the event an amount is outstanding at the end of the term on July 14, 2011, it will automatically convert into common shares of the Company.  Other than the above commitments, and employment agreements with its Chief Executive Officer and Chief Financial Officer, there were no items that significantly impacted our commitments and contingencies.

Liquidity and Capital Resources

At April 1, 2007, we had a cash balance of $1,866 compared to a cash balance of $816 at December 31, 2006.  Our principal source of cash is the financing of accounts receivable through a third party financial institution whereby substantially all receivables generated from sales to customers are submitted for collection, without recourse.  Generally payments, net of financing fees of approximately 3%, are received within 3-5 business days from the date of submission.  We had working capital (deficits) at April 1, 2007 and December 31, 2006 of ($393) and ($1,510), respectively.  Included in our accrued expenses at April 1, 2007 and December 31, 2006 are net restructuring charges of $1,126 and $1,151, respectively.  In connection with these accrued charges, we may, from time to time, be in negotiations with vendors to pay reduced amounts which could result in forgiveness of debt income.  On July 14, 2006, we engaged in a financing transaction with Dutchess Private Equity Fund, LP and Dutchess Private Equities Fund II, LP (collectively, “Dutchess”) pursuant to which the Company sold $2,500 Convertible Debentures, with interest at the rate of 10% per annum, and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share to Dutchess.  On February 16, 2007, the Company, issued and sold to one of its existing investors, Dutchess, a $1,750 principal amount Debenture due March 31, 2009 and a warrant to purchase 4,000,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.25 per share.   The Company will pay monthly interest on the outstanding principal amount of the Debenture at a rate per annum equal to 14%, commencing on March 31, 2007, and on the last day of each calendar month thereafter until the principal amount is paid in full. Amortizing payments of interest and the aggregate principal amount outstanding under the Debenture will be made by the Company commencing on June 30, 2007 and on the last business day of each succeeding month thereafter in the following amounts: (i) on June 30, 2007 and for two consecutive months thereafter, $15; (ii) on September 30, 2007 and for five consecutive months thereafter, $20; (iii) on March 31, 2008 and for five consecutive months thereafter, $35; (iv) on September 30, 2008 and for five consecutive months thereafter, $70; and (v) on March 31, 2009, all amounts then due and payable under the Debenture. The Company may prepay the Debenture at any time from time to time without penalty and any future financing must first be utilized to repay the then outstanding balance on the Debenture, if any.  The Debenture is convertible at any time, at the option of Dutchess, into shares of common stock at a conversion price equal to the lesser of (i) 75% of the lowest closing bid price of the common stock during the 10 trading days immediately prior to the date that Dutchess sends the Company a signed conversion notice; or (ii) $0.51 per share.  As a result of the Company’s cash balances, and its past experience to raise capital to fund its operations, most recently on February 16, 2007, we believe that we have the resources to meet our obligations as they become due over the next twelve months. The Company will continue to monitor its operating performance and determine if and when necessary to raise additional funds to execute its business plan in the future.  At April 1, 2007 we had $4,246 in Convertible Debt outstanding.  We currently have no off -balance sheet financing arrangements.

For the three months ended April 1, 2007, cash used in operations was $693, as compared to cash used in operations of $305 for the three months ended March 26, 2006.  This was primarily attributable to a net loss for the period, adjusted for non-cash items of ($194), decreased taxes payable of $207, increased accounts receivable of $112, increased deferred finance costs of $210 associated with its convertible debenture financings, decreased accounts payable of $34, increases in prepaid expenses and other assets of $29 and decreased deferred revenue of $13, offset, in part, by increased accrued expenses of $99 and decreased inventory of $7.  Our operations are organized to have a cash-to-cash cycle of approximately 30 days.  This is accomplished by paying for inventory to outsourced vendors just prior to shipment to the customer, and maintaining certain levels of inventory on our branded products, and financing the accounts receivable from a third party financial institution or use of major credit card carriers.

For the three months ended April 1, 2007 the Company made investments in property and equipment in the amount of  $2.

For the three months ended April 1, 2007 the Company received $1,750 from the issuance of Convertible Debt and it made payments under its capital lease in the amount of $5.

We have not declared or paid any dividends in the three months ended April 1, 2007 and we are currently restricted from paying dividends according to the financing agreements entered into on July 14, 2006 and February 16, 2007.  The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

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

PART II.  OTHER INFORMATION

Item 6.

Exhibits

Exhibit 31.1	Rule 13a-14a Certification (Chief Executive Officer) (1)
Exhibit 31.2	Rule 13a-14a Certification (Chief Financial Officer) (1)
Exhibit 32	Section 1350 Certifications (1)

(1) filed herewith

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dinewise, Inc.

Dated: May 16, 2007	By:	/s/ Thomas McNeill
Thomas McNeill
Vice President, Chief Financial Officer and Principal Accounting Officer