Form 10QSB
period 2007-06-30
Dinewise, Inc.
filed 2007-08-14
CIK 1192323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

OR

[     ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________ to _____________

Dinewise, Inc.
(Exact name of registrant as specified in charter)

Nevada	333-100110	01-0741042
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

500 Bi-County Blvd., Suite 400, Farmingdale, NY 11735-3940
(Address of principal executive offices)

(631) 694-1111
(Registrant’s Telephone Number, including Area Code)

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

As of August 1, 2007, the registrant had a total of 30,606,915 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one): YES [  ]   NO [X]

Dinewise, Inc.

DINEWISE, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollar amounts in thousands, except per share data)

	July 1,	December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$1,277	$816
Due from financial institution	164	65
Inventories	170	232
Prepaid expenses and other assets, net	58	71
Total current assets	1,669	1,184
Property and equipment, net	277	318
Deferred finance costs	463	338
Other assets, net	27	42
Total assets	$2,436	$1,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$649	$619
Accrued expenses	1,376	1,438
Deferred revenue	323	338
Income and other taxes payable	82	287
Convertible debt, short-term	290	-
Capital lease obligation, short-term	9	12
Total current liabilities	2,729	2,694
Convertible debt	2,440	1,365
Derivative liability	1,213	1,338
Capital lease obligation	39	44
Accrued expenses, long-term portion	100	150
Total liabilities	6,521	5,591
Commitments
Stockholders’ deficit
Preferred stock, par value $.001; authorized 10,000,000 shares; issued and outstanding 0 shares,
	-	-
Common stock, par value $.001; authorized 50,000,000 shares;
issued and outstanding 30,502,815 and 30,000,000, respectively	30	30
Additional paid-in capital	40,700	40,558
Accumulated deficit	(44,815)	(44,297)
Total stockholders’ deficit	(4,085)	(3,709)
Total liabilities and stockholders’ deficit	$2,436	$1,882

The accompanying notes are an integral part of these consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months ended
	July 1, 2007	June 25, 2006
	(Dollar amounts in thousands, except per share data)
Revenues	$5,527	$5,479
Cost of goods sold	2,747	2,772
Gross profit	2,780	2,707
Operating expenses	3,452	3,583
Operating loss	(672)	(876)
Interest income, net	(158)	-
Loss before provision for income taxes	(514)	(876)
Provision for income taxes	4	2
Net loss	$(518)	$(878)
Preferred stock dividend	$-	$2,424
Net loss available to common stockholders	$(518)	$(3,302)
Net loss per share (basic and diluted)	$(0.02)	$(0.13)
Common shares used in computing net loss per share amounts (basic and diluted)	30,072,715	25,799,141

The accompanying notes are an integral part of these consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended
	July 1, 2007	June 25, 2006
	(Dollar amounts in thousands,
	except per share data)
Revenues	$2,840	$2,651
Cost of goods sold	1,403	1,332
Gross profit	1,437	1,319
Operating expenses	1,939	1,964
Operating loss	(502)	(645)
Interest income, net	(105)	-
Loss before provision for income taxes	(397)	(645)
Provision for income taxes	2	1
Net loss	$(399)	$(646)
Preferred stock dividend	$-	$1,231
Net loss available to common stockholders	$(399)	$(1,877)
Net loss per share (basic and diluted)	$(0.01)	$(0.07)
Common shares used in computing net loss per share amounts (basic and diluted)	30,139,631	25,799,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended
	July 1,	June 25,
	2007	2006
	(Dollar amounts in thousands)
OPERATING ACTIVITIES:
Net loss	(518)	(878)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	148	75
Amortization of debt discount	164	-
Mark to market of derivative liability	(602)	-
Share based compensation expense	86	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(99)	(81)
Decrease (increase) in inventory	62	(59)
Decrease (increase) in prepaid expenses and other assets	16	(115)
Increase in deferred finance costs	(210)	-
Decrease in income and other taxes payable	(205)	(1)
Increase in accounts payable	30	144
Decrease in deferred revenue	(15)	(21)
(Decrease) increase in accrued expenses	(112)	10
NET CASH USED IN OPERATING ACTIVITIES	(1255)	(926)
INVESTING ACTIVITIES:
Purchases of property and equipment	(11)	(28)
NET CASH USED IN INVESTING ACTIVITIES	(11)	(28)
FINANCING ACTIVITIES:
Proceeds from convertible debt financing, net	1735	-
Repayments of capital lease obligations, net	(8)	(3)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1727	(3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	461	(957)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	816	1,306
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1277	$349
CASH PAID DURING THE PERIOD FOR:
Interest	$215	$-
Income Taxes	$-	$-
NON-CASH FINANCING ACTIVITIES
Accrual of preferred stock dividends	$-	$2,424
Reduction of convertible notes and increase in common stock and additional paid-in capital due to conversion of notes	57	$-

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

Fiscal year

The Company's fiscal year ends on the last Sunday in December. The Company's 2007 six-month period consisted of the twenty six-weeks which began on January 1, 2007 and ended on July 1, 2007. The Company's 2006 six-month period consisted of the twenty six-weeks which began on December 26, 2005 and ended on June 25, 2006.

The Company's 2007 second fiscal quarter consisted of the thirteen-week period, which began on April 2, 2007 and ended on July 1, 2007. The Company's 2006 second fiscal quarter consisted of the thirteen-week period, which began on March 27, 2006 and ended on June 25, 2006.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company recognizes revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured.  Shipping and handling expenses of $300 and $602 are included in selling, general and administrative expenses for the three and six months ended July 1, 2007, respectively, and $369 and $755 for the three and six months ended June 25, 2006, respectively.  Although the Company accepts product returns, historical returns have been insignificant.

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

Cash and cash equivalents

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At July 1, 2007 and December 31, 2006, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

Estimated useful lives are as follows:

Machines and office equipment 5 to 8 years

Capitalized software and development 3 years

Long-lived assets

The Company determines the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Management believes there is no impairment of any long-lived assets as of July 1, 2007 and December 31, 2006.

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

Debt discount and derivative liability

As a result of the Company entering into a Subscription Agreement with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the  "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures.  Based upon an independent valuation report, the value of these embedded derivatives were $1,200 at July 14, 2006.    On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2009 (the”Debenture”) and a warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  The Company has identified certain embedded derivatives within the Debenture.  Based upon an independent valuation report, the value of these embedded derivatives was $477 at February 16, 2007.  These amounts were bifurcated from the Convertible Debentures and Debenture on the face of the balance sheet and a corresponding derivative liability was established.  These debt discounts will be amortized over their respective lives, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2009, respectively.  As of July 1, 2007 the unamortized debt discount was $1,448.  In the event the Convertible Debentures or Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations.  In addition, the change in the valuation of the embedded derivatives during the three months and six months ended July 1, 2007 resulted in income of $375 and $602, respectively and was reflected in interest expense.  There were no embedded derivatives in the three and six months ended June 25, 2006.  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

Amortization of deferred finance costs

As a result of the Company’s $2,500 Convertible Debenture financing completed on July 14, 2006, and its $1,750 Convertible Debenture financing completed on February 16, 2007, it incurred deferred finance charges of $375 and $210, respectively.  These amounts are being amortized monthly, as a charge to interest expense, over the 5-year and 2-year terms of the notes, respectively.  In the three months ended July 1, 2007, amortization expense was $26 and $26, respectively.  In the six months ended July 1, 2007, amortization expense was $45 and $39, respectively.  There were no such expenses in the three and six months ended June 25, 2006.  In the event the Convertible Debentures or Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the deferred finance charges related to the amount reduced will be immediately recognized as interest expense.  As of July 1, 2007, unamortized deferred finance charges were $292 and $171, respectively.

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

Concentration risk

The Company purchased approximately 69% of its food products from one vendor during the three and six months ended July 1, 2007 and approximately 86% in the three and six months ended June 25, 2006. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase food products.

All of the Company’s receivables are due from one financial institution (TD Banknorth, Inc.) under an agreement in which the Company receives payment on its receivables within 3-5 business days.  The Company has had no losses on collections in the past, and since this institution is deemed financially sound, there is little, if any, collection risk at this time.

Stock based compensation

SFAS 123R, “Share-Based Payment” addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, and related interpretation, that the Company had previously used. The Company has adopted SFAS No. 123R effective December 26, 2005 (the beginning of its 2006 fiscal year) using the modified prospective method. The Company adopted a nonqualified stock option plan on November 13, 2006.  There were no options granted prior to fiscal 2006. In the three and six months ended July 1, 2007, as a result of the adoption of SFAS No.123R, the Company recorded share-based compensation expense attributable to employees, officers, directors and consultants of $51 and $86, respectively.  There were no such expenses in the three and six months ended June 25, 2006.  As a result of the lack of trading volume in the Company’s common stock during the year, the Company utilized a valuation specialist to determine market value for use in the above calculation.

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

We adopted FIN 48 on January 1, 2007 and it had no material impact on our financial statements. On that date, we had no uncertain tax positions. We recognize interest and penalties, if any, as part of our provision for income taxes in our Condensed Consolidated Statements of Operations. We file a consolidated U.S. federal income tax return as well as unitary income and sales tax returns in several state jurisdictions, of which New York, North Carolina and California are the most significant. The Internal Revenue Service has completed examinations of our federal returns for taxable years prior to 1993. We are currently being examined by the state of North Carolina (2003-2005).

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

The balance of accrued restructuring charges consisted of the following:

	July 1, 2007	December 31, 2006
Accrued future and past minimum payments under current and delinquent lease obligations	$901	$901
Break fee under renegotiation of lease (See Note H)	200	250
	$1,101	$1,151

In connection with the restructuring activities noted above, the Company stopped paying various vendors who were providing goods and services to the Company (although the related liabilities are recorded in the accompanying consolidated balance sheet).  The Company may, from time to time, be in negotiations with vendors to pay a reduced amount; when the Company reaches an agreement with the vendor the Company may record forgiveness of debt income.  As of July 1, 2007, $852 related to delinquent lease obligations.

NOTE F- ACCRUED EXPENSES

Accrued expenses consist of the following as of July 1, 2007 and December 31, 2006:

	July 1, 2007	December 31, 2006
Accrued restructuring charges	$1,101	$1,151
Payroll and health benefits	142	179
Professional fees	102	137
Other	131	121
	$1,476	$1,588

Accrued expenses include the long-term portion of the break fee associated with the re-negotiation of the Company’s capital lease.  At July 1, 2007 and December 31, 2006 the long-term portion of the break fee was $100 and $150, respectively.

NOTE G- LOSS PER COMMON SHARE

Net loss per common share amounts (basic EPS) are computed by dividing net loss by the weighted average number of common shares outstanding, excluding any potential dilution. Net loss per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution from the exercise of stock options and warrants, and the conversion into common stock of convertible loans. Diluted EPS for the three and six months ended July 1, 2007 and June 25, 2006 are the same as basic EPS, as the inclusion of the impact of any common stock equivalents outstanding during those periods would be anti-dilutive. The Company is using the amount of shares that were issued from Merco to the shareholders of NCPH for all periods presented that are prior to the Closing Date for purposes of calculating earnings per share.

Common stock equivalents not included in EPS are as follows:

	Six months ended
	7/1/2007	6/25/2006
Stock options	2,600,000	-
Stock warrants	700,000	50,000
Convertible Debt #1 (1)	9,986,727	-
Convertible Debt #2 (2)	7,401,000	-
Total	20,687,727	50,000

(1)

At July 1, 2007 the Company has a) $2,443 Convertible Debentures at a conversion price at the lesser of $.495 or 80% of the best bid price in the ten days prior to conversion and b) Warrants issued to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share.  The above calculation of potential shares outstanding was calculated based upon a conversion price of $.495, however this conversion price could be lower in the future with respect to the Convertible Debentures in whole or in part.

(2)

At July 1, 2007 the Company has a) $1,735 Debenture at a conversion price at the lesser of $.51 or 75% of the best bid price in the ten days prior to conversion and b) Warrants issued to purchase 4,000,000 shares of Common Stock at an exercise price of $.25 per share.  The above calculation of potential shares outstanding was calculated based upon a conversion price of $.51 for the Debentures, however this conversion price could be lower in the future with respect to the Debentures in whole or in part.

Basic EPS computations are as follows:

	Six Months Ended			Six Months Ended
	July 1, 2007			June 25, 2006
	(In thousands, except per share data)			(In thousands, except per share data)
	Net loss	Shares	Per Share	Net loss	Shares	Per Share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
Net loss	$(518)	30,072.7	$(0.02)	$(878)	25,799.1	$(0.04)
Preferred stock dividends accrued	-	-	-	(2,424)	-	(0.09)
Net loss attributable to common stock	$(518)	30,072.7	$(0.02)	$(3,302)	25,799.1	$(0.13)

	Three Months Ended			Three Months Ended
	July 1, 2007			June 25, 2006
	(In thousands, except per share data)			(In thousands, except per share data)
	Net loss	Shares	Per Share	Net loss	Shares	Per Share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
Net loss	$(399)	30,139.6	$(0.01)	$(646)	25,799.1	$(0.02)
Preferred stock dividends accrued	-	-	-	(1,231)	-	(0.05)
Net loss attributable to common stock	$(399)	30,139.6	$(0.01)	$(1,877)	25,799.1	$(0.07)

NOTE H- COMMITMENTS

In March 2004, the Company re-negotiated the capital lease of its corporate headquarters located in Farmingdale, New York, converting it to an operating lease and reducing its office space. The Company was charged a break fee of $590, with $90 paid in 2004 and the balance payable in sixty equal monthly installments of approximately $8 each commencing July 2004. As of July 1, 2007 and December 31, 2006, the Company has accrued $200 and $250, respectively in accrued restructuring charges relating to this break fee.

Future minimum operating lease payments, adjusted for the lease amendment as of July 1, 2007 are as follows :

YEAR ENDED
2007	62
2008	125
2009	128
2010	132
2011	136
Thereafter	296
$879

Rent expense charged to operations was $32 and $30 for the three months ended July 1, 2007 and June 25, 2006, respectively, and $63 and $59 for the six months ended July 1, 2007 and June 25, 2006, respectively.

NOTE I- CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

On July 14, 2006  (the  "Closing Date"), the Company entered into a Subscription Agreement with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") which mature on July 14, 2011 and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the  "Warrants").  $1,250 was funded immediately and the remaining $1,250 was funded on August 11, 2006, the date the Company filed a Registration Statement covering the resale of the securities with the Securities and Exchange Commission (the “SEC").

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

On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2009 (the”Debenture”) and a warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.   The Company will pay monthly interest on the outstanding principal amount of the Debenture at a rate per annum equal to 14%, commencing on March 31, 2007, and on the last day of each calendar month thereafter until the principal amount is paid in full. Amortizing payments of interest and the aggregate principal amount outstanding under the Debenture are to be made by the Company commencing on June 30, 2007 and on the last business day of each succeeding month thereafter in the following amounts: (i) on June 30, 2007 and for two consecutive months thereafter, $15; (ii) on September 30, 2007 and for five consecutive months thereafter, $20; (iii) on March 31, 2008 and for five consecutive months thereafter, $35; (iv) on September 30, 2008 and for five consecutive months thereafter, $70; and (v) on March 31, 2009, all amounts then due and payable under the Debenture. The Company may prepay the Debenture at any time from time to time without penalty and any future financing must first be utilized to repay the then outstanding balance on this Debenture, if any.  The Debenture is convertible at any time, at the option of Dutchess, into shares of Common Stock at a conversion price equal to the lesser of (i) 75% of the lowest closing bid price of the Common Stock during the 10 trading days immediately prior to the date that Dutchess sends the Company a signed conversion notice; or (ii) $0.51 per share.

The Company has identified certain embedded derivatives within the Convertible Debentures and the Debentures as a result of the variable nature of the conversion price formula of the Convertible Debentures and the Debentures.  Based upon an independent valuation report, the value of these embedded derivatives was $1,200 at July 14, 2006, the date the Convertible Debentures were issued, and $477 on February 16, 2007, the date the Debenture was issued.  These amounts were bifurcated from the Convertible Debentures and the Debentures on the face of the balance sheet and a corresponding derivative liability was established.  This debt discount will be amortized over the life of the Convertible Debentures and the Debentures, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2009, respectively.  As of July 1, 2007 the unamortized debt discount was $1,448.  In the event the Convertible Debentures or the Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charge to operations.  In addition, the change in the valuation of the embedded derivatives during the three months and six months ended July 1, 2007 resulted in income of $375 and $602 respectively and was reflected in interest expense.  There were no embedded derivatives in the three months and six months ended June 25, 2006.  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

As of July 1, 2007 the convertible debentures outstanding are as follows:

Convertible Debentures and Debentures	$4,178
Debt Discount	(1,448)
Convertible Debentures and Debentures, net	$2,730
Less current portion	$(290)
Convertible Debentures and Debentures, long term	$2,440

As of July 1, 2007 the derivative liability outstanding is as follows:

Liability at December 31, 2006	$1,338
New derivative on Feb 16, 2007	477
Decrease in Valuation	(602)
Liability at July 1, 2007	$1,213

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

Revenue Recognition

We recognize revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured.  Shipping and handling expenses of $300 and $602 are included in selling, general and administrative expenses for the three and six months ended July 1, 2007, respectively, and $369 and $755 for the three and six months ended June 25, 2006, respectively.  Although we accept product returns, historical returns have been insignificant.

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

Impairment of Fixed Assets and Intangibles

We determine the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No.  144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.  Management believes there is no impairment of any long-lived assets as of July 1, 2007 and December 31, 2006.

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

Debt discount and Derivative liability

As a result of the Company entering into a Subscription Agreement with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the  "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures.  Based upon an independent valuation report, the value of these embedded derivatives were $1,200 at July 14, 2006.    On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2009 (the”Debenture”) and a warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  The Company has identified certain embedded derivatives within the Debenture.  Based upon an independent valuation report, the value of these embedded derivatives was $477 at February 16, 2007.  These amounts were bifurcated from the Convertible Debentures and the Debentures on the face of the balance sheet and a corresponding derivative liability was established.  These debt discounts will be amortized over their respective lives, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2009, respectively.  As of July 1, 2007 the unamortized debt discount was $1,448.  In the event the Convertible Debentures or the Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations.  In addition, the change in the valuation of the embedded derivatives during the three months and six months ended July 1, 2007 resulted in income of $375 and $602 respectively and was reflected in interest expense.  There were no embedded derivatives in the three months and six months ended June 25, 2006. In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

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

Six Months Ended July 1, 2007 Compared To Six Months Ended June 25, 2006

Revenue

Revenue increased to $5,527 for the six months ended July 1, 2007 as compared to $5,479 for the six months ended June 25, 2006.  The increase in revenue of $48, or 1%, resulted primarily from a reduction in direct telemarketing food sales, which was more than offset by new sales with the Company’s focus on customer creation and marketing on the DineWise® branded product line.  In addition, in 2003, we stopped offering warranty arrangements and as a result, 2006 was the final year in which service income was recognized.  Revenues related to these arrangements were recognized over the life of the contract, generally up to 36 months.  As a result, service revenues related to warranty arrangements were $0 in 2007 as compared to $53 in 2006.  Direct telemarketing food sales were $3,819 in 2007 as compared to $4,696 in 2006 and houseware sales were $403 in 2007 as compared to $483 in 2006.  Sales from our DineWise® branded product line were $1,305 in 2007 as compared to $247 in 2006.  This increase of $1,058 or 428% is the result of a second quarter 2006 relaunch of the DineWise® brand, inclusive of a catalog mailing to a circulation of approximately 245,000 and 210,000 consumers in the second quarter and first quarter of 2007, which is an increase over the fourth quarter 2006 circulation of approximately 188,000, as well as increased e-tailing initiatives.  The Company expects to continue focusing its marketing investments on this brand utilizing a multi-channel marketing approach, inclusive of web advertising and search engine optimization, as well as continued planned increases in its catalog circulations during 2007 as it strives to continue improving its DineWise® sales and its brand awareness.  The Company has achieved five consecutive quarters of sequential sales growth of this branded product line.  During the most recent four quarters ended July 1, 2007, DineWise® branded sales increased from $279, to $541, to $612, to $693, respectively.

Cost of Goods Sold

Cost of goods sold decreased $25 to $2,747 for the six months ended July 1, 2007 as compared to $2,772 for the prior year period.  Gross profit as a percent of revenue increased to 50.3% in 2007 as compared to 49.4% in 2006.  This improvement is primarily the result of a shift of sales to the Company’s higher margin DineWise® branded products which represented approximately 24% of sales in 2007 as compared to 5% in 2006.

Operating Expenses

Operating expenses decreased $131 to $3,452 in 2007 as compared to $3,583 in 2006.  The decrease was primarily the result of a change in estimate in accounting for sales taxes of $209 and lower delivery expenses of $153 ($602 in 2007 and $755 in 2006), primarily related to shipping efficiencies achieved, reductions in professional fees of $180 ($195 in 2007 and $375 in 2006) primarily for services rendered in completion of the Company’s reverse acquisition consummated on July 14, 2006, reductions in health insurance costs of approximately $100, and reductions in other operating expenses, offset, in part by, increased marketing expenses on our Dinewise® branded products of $269 ($945 in 2007 and $676 in 2006), increased investor relations awareness and merger and acquisition consulting of $220 ($220 in 2007 and $0 in 2006), and increased stock compensation expense of $86 ($86 in 2007 and $0 in 2006).

Interest Expense

Interest income, net was ($158) and $0, for the six months ended July 1, 2007 and June 25, 2006, respectively.  This is the result of interest expense of $215 incurred on our $2,500 Convertible Debentures and $1,750 Debentures issued in July 2006 and February 2007 with an interest rate of 10% and 14% per annum, respectively, offset in part by interest income of $18.  In addition, the Company incurred amortization expense in the amount of $164 as a result of amortizing the debt discount, and  mark to market income of $602 as a result of the decrease in the value of the embedded derivative liability for the period. In addition, the Company amortized $83 in finance costs associated with our Convertible Debentures and Warrants.  These amortization expenses will continue to be amortized each quarter over the five-year and two-year lives of the Convertible Debentures and Debentures, respectively.  In the event there is a conversion or prepayment of all or a portion of this debt, the Company will recognize immediately the unamortized deferred finance costs and debt discount expense related to the conversions or prepayments.  As of July 1, 2007 the unamortized portion of the deferred finance costs and debt discount were $463 and $1,448, respectively.

Income Taxes

In 2007 and 2006 we recorded income tax expenses of $4 and $2, respectively, which is comprised principally of state franchise taxes.  We have provided and continue to provide for a full valuation allowance against our deferred income tax assets.  The valuation allowance is subject to adjustment based upon our ongoing assessment of our future income and may be wholly or partially reversed in the future.

Net Loss

For the six months ended July 1, 2007, net loss was ($518) as compared to a net loss of ($878) for the six months ended June 25, 2006.  The increase in the net loss in 2007 was primarily due to mark to market income as a result of a decrease in the value of the embedded derivative liability for the period, income from a change in estimate in accounting for sales taxes, and other expense reductions, as well as improvements in gross profit margins, offset by increased marketing expenses on our new DineWise® brand, increased interest expense related to our Convertible Debentures and Debentures, and other increased consulting and investor relations initiatives.

Three Months Ended July 1, 2007 Compared To Three Months Ended June 25, 2006

Revenue

Revenue increased to $2,840 for the three months ended July 1, 2007 as compared to $2,651 for the three months ended June 25, 2006.  The increase in revenue of $189, or 7%, resulted primarily from a reduction in direct telemarketing food sales, which was more than offset by new sales with the Company’s focus on customer creation and marketing on the DineWise® branded product line.  In addition, in 2003, we stopped offering warranty arrangements and as a result, 2006 was the final year in which service income was recognized.  Revenues related to these arrangements were recognized over the life of the contract, generally up to 36 months.  As a result, service revenues related to warranty arrangements were $0 in 2007 as compared to $26 in 2006.  Direct telemarketing food sales were $1,941 in 2007 as compared to $2,243 in 2006 and houseware sales were $206 in 2007 as compared to $216 in 2006.  Sales from our DineWise® branded product line were $693 in 2007 as compared to $166 in 2006.  This increase of $527 or 317% is the result of a second quarter 2006 relaunch of the DineWise® brand, inclusive of a catalog mailing to a circulation of approximately 245,000 consumers in the second quarter of 2007 as compared to almost none in the prior year quarter, as well as increased e-tailing initiatives.  The Company expects to continue focusing its marketing investments on this brand utilizing a multi-channel marketing approach, inclusive of web advertising and search engine optimization, as well as continued planned increases in its catalog circulations during 2007 as it strives to continue improving its DineWise® sales and its brand awareness. The Company has achieved five consecutive quarters of sequential sales growth of this branded product line.  During the most recent four quarters ended July 1, 2007, DineWise® branded sales increased from $279, to $541, to $612, to $693, respectively.

Cost of Goods Sold

Cost of goods sold increased $71 to $1,403 for the six months ended July 1, 2007 as compared to $1,332 for the prior year period.  Gross profit as a percent of revenue increased to 50.6% in 2007 as compared to 49.8% in 2006.  This improvement is primarily the result of a shift of sales to the Company’s higher margin DineWise® branded products which represented approximately 24% of sales in 2007 as compared to 6% in 2006.

Operating Expenses

Operating expenses decreased $25 to $1,939 in 2007 as compared to $1,964 in 2006.  The decrease was primarily related to reductions in professional fees of $203 ($105 in 2007 and $308 in 2006) primarily for services rendered in completion of the Company’s reverse acquisition consummated on July 14, 2006, reductions in health insurance costs of approximately $87, lower delivery expenses of $69 ($300 in 2007 and $369 in 2006) primarily related to shipping efficiencies achieved, and reductions in other operating expenses, offset, in part, by increased marketing expenses on our Dinewise® branded products of $163 ($528 in 2007 and $365 in 2006), increased investor relations awareness and mergers and acquisition consulting of $162 ($162 in 2007 and $0 in 2006), and increased stock compensation expense of $52 ($52 in 2007 and $0 in 2006).

Interest Expense

Interest income, net was ($105) and $0, for the three months ended July 1, 2007 and June 25, 2006, respectively.  This is the result of interest expense of $121 incurred on our $2,500 Convertible Debentures and $1,750 Debentures issued in July 2006 and February 2007 with an interest rate of 10% and 14% per annum, respectively, offset in part by interest income of $14.  In addition, the Company incurred amortization expense in the amount of $111 as a result of amortizing the debt discount, and  mark to market income of $375 as a result of the decrease in the value of the embedded derivative liability for the period. In addition, the Company amortized $52 in finance costs associated with our Convertible Debentures and Warrants.  These amortization expenses will continue to be amortized each quarter over the five-year and two-year lives of the Convertible Debentures and Debentures, respectively.  In the event there is a conversion or prepayment of all or a portion of this debt, the Company will recognize immediately the unamortized deferred finance costs and debt discount expense related to the conversions or prepayments.  As of July 1, 2007 the unamortized portion of the deferred finance costs and debt discount were $463 and $1,448, respectively.

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

Net Loss

For the three months ended July 1, 2007, net loss was ($399) as compared to a net loss of ($646) for the three months ended June 25, 2006.  The increase in the net loss in 2007 was primarily due to mark to market income as a result of a decrease in the value of the embedded derivative liability for the period, and other expense reductions, as well as improvements in gross profit margins, offset by increased marketing expenses on our new DineWise® brand, increased interest expense related to our Convertible Debentures and Debentures, and other increased consulting and investor relations initiatives.

Contractual Obligations and Commercial Commitments

As of July 1, 2007, our principal commitments consisted of an obligation under an operating lease in connection with office space for our corporate headquarters, interest payments on our $2.5 million Convertible Debentures issued on July 14, 2006, interest and principal payments on our $1.750 million Debentures issued on February 16, 2007 and capital lease obligations.  Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.  Following is a summary of our contractual obligations.  We have no other commercial commitments.

Future minimum operating lease payments, adjusted for a lease amendment, as of July 1, 2007, interest payments on our $2.5 million Convertible Debentures at 10% per annum, interest and principal payments on our $1.750 million Debentures at 14% per annum, both assuming no conversion to common stock or prepayments, and capital lease obligations, including interest, are as follows (in thousands):

Year	Operating lease	Interest payments	Term Note Repayments	Capital Lease obligations	Total

2007	$62	$239	$110	$8	$419
2008	125	434	530	14	1,103
2009	128	280	1,095	14	1,517
2010	132	244	-	14	390
2011	136	132	-	10	278
Thereafter	296	-	-	-	296
	$879	$1,329	$1,735	$60	$4,003

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

Liquidity and Capital Resources

At July 1, 2007, we had a cash balance of $1,277 compared to a cash balance of $816 at December 31, 2006.  Our principal source of cash is the financing of accounts receivable through a third party financial institution whereby substantially all receivables generated from sales to customers are submitted for collection, without recourse.  Generally payments, net of financing fees of approximately 3%, are received within 3-5 business days from the date of submission.  We had working capital deficits at July 1, 2007 and December 31, 2006 of ($1,060) and ($1,510), respectively.  Included in our accrued expenses at July 1, 2007 and December 31, 2006 are net restructuring charges of $1,101 and $1,151, respectively.  In connection with these accrued charges, we may, from time to time, be in negotiations with vendors to pay reduced amounts which could result in forgiveness of debt income.  On July 14, 2006, we engaged in a financing transaction with Dutchess Private Equity Fund, LP and Dutchess Private Equities Fund II, LP (collectively, “Dutchess”) pursuant to which the Company sold $2,500 Convertible Debentures, with interest at the rate of 10% per annum, and warrants to purchase 5,050,505 shares of common stock at an exercise price of $.495 per share to Dutchess.  On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess, a $1,750 principal amount Debenture due March 31, 2009 and a warrant to purchase 4,000,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.25 per share.   The Company will pay monthly interest on the outstanding principal amount of the Debenture at a rate per annum equal to 14%, commencing on March 31, 2007, and on the last day of each calendar month thereafter until the principal amount is paid in full. Amortizing payments of interest and the aggregate principal amount outstanding under the Debenture will be made by the Company commencing on June 30, 2007 and on the last business day of each succeeding month thereafter in the following amounts: (i) on June 30, 2007 and for two consecutive months thereafter, $15; (ii) on September 30, 2007 and for five consecutive months thereafter, $20; (iii) on March 31, 2008 and for five consecutive months thereafter, $35; (iv) on September 30, 2008 and for five consecutive months thereafter, $70; and (v) on March 31, 2009, all amounts then due and payable under the Debenture. The Company may prepay the Debenture at any time from time to time without penalty and any future financing must first be utilized to repay the then outstanding balance on the Debenture, if any.  The Debenture is convertible at any time, at the option of Dutchess, into shares of common stock at a conversion price equal to the lesser of (i) 75% of the lowest closing bid price of the common stock during the 10 trading days immediately prior to the date that Dutchess sends the Company a signed conversion notice; or (ii) $0.51 per share.  As a result of the Company’s cash balances, and its past experience to raise capital to fund its operations, most recently on February 16, 2007, we believe that we have the resources to meet our obligations as they become due over the next twelve months, however, while we are currently in process of raising additional capital to allow operations to continue at existing levels, and then further accelerate our marketing spend after such funding is attained, there is no assurance we will be able to achieve the required capital.  In the event it takes longer to obtain appropriate funding, we will need to curtail substantial expenses until such capital is attained.  At July 1, 2007 we had $4,178 in convertible debt outstanding.  During the six months ended July 1, 2007 convertible debt in the amount of $57 was converted to common stock.  We currently have no off -balance sheet financing arrangements.

For the six months ended July 1, 2007, cash used in operations was $1,255, as compared to $926 for the six months ended June 25, 2006.  This was primarily attributable to a net loss for the period, adjusted for non-cash items of ($722), decreased taxes payable of $205, increased accounts receivable of $99, increased deferred finance costs of $210 associated with its convertible debenture financings, decreased accrued expenses of $112 and decreased deferred revenue of $15, offset, in part, by increased inventory of $62, increased accounts payable of $30 and increases in prepaid expenses and other assets of $16.  Our operations are organized to have a cash-to-cash cycle of approximately 30 days.  This is accomplished by paying for inventory to outsourced vendors just prior to shipment to the customer, and maintaining certain levels of inventory on our branded products, and financing the accounts receivable from a third party financial institution or use of major credit card carriers.

For the six months ended July 1, 2007 the Company made investments in property and equipment in the amount of  $11.

For the six months ended July 1, 2007 the Company received $1,750 from the issuance of Convertible Debt, made a principle repayment of $15, and it made payments under its capital lease in the amount of $8.

We have not declared or paid any dividends in the three months ended July 1, 2007 and we are currently restricted from paying dividends according to the financing agreements entered into on July 14, 2006 and February 16, 2007.  The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

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

Dated: August 14, 2007		Dinewise, Inc.

	By:	s/ Thomas McNeill
Thomas McNeill
Vice President, Chief Financial Officer and Principal Accounting Officer