Form 10QSB
period 2007-09-30
Dinewise, Inc.
filed 2007-11-13
CIK 1192323

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES☐ NO ☒

As of November 1, 2007, the registrant had a total of 30,849,915 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one): YES☐ NO ☒

DINEWISE, INC.

INDEX

	PART I. FINANCIAL INFORMATION
		Page Number
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets – September 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statement of Operations – Nine Months ended September 30, 2007 and September 24, 2006 (unaudited)	4

	Condensed Consolidated Statements of Operations - Three Months ended September 30, 2007 and September 24, 2006 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows - Nine Months ended September 30, 2007 and September 24, 2006 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-15

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16-22

Item 3.	Controls and Procedures	23

	PART II. OTHER INFORMATION
Item 6.	Exhibits	24

	SIGNATURES	25

DINEWISE, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollar amounts in thousands, except per share data)

ASSETS	September 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$771	$816
Due from financial institution	172	65
Inventories	155	232
Prepaid expenses and other assets, net	61	71
Total current assets	1,159	1,184
Property and equipment, net	252	318
Deferred finance costs	416	338
Other assets, net	20	42
Total assets	$1,847	$1,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$645	$619
Accrued expenses	1,412	1,438
Deferred revenue	353	338
Income and other taxes payable	40	287
Convertible debt, short-term	400	-
Capital lease obligation, short-term	9	12
Total current liabilities	2,859	2,694
Convertible debt	2,378	1,365
Derivative liability	561	1,338
Capital lease obligation	36	44
Accrued expenses, long-term portion	75	150
Total liabilities	5,909	5,591
Commitments
Stockholders’ deficit
Preferred stock, par value $.001; authorized 10,000,000 shares;
issued and outstanding 0 shares,	-	-
Common stock, par value $.001; authorized 50,000,000 shares;
issued and outstanding 30,696,915 and 30,000,000, respectively	32	30
Additional paid-in capital	40,775	40,558
Accumulated deficit	(44,869)	(44,297)
Total stockholders’ deficit	(4,062)	(3,709)
Total liabilities and stockholders’ deficit	$1,847	$1,882

The accompanying notes are an integral part of these consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months ended
	September 30, 2007	September 24, 2006
	(Dollar amounts in thousands, except per share data)
Revenues	$8,037	$7,990
Cost of goods sold	3,909	4,099
Gross profit	4,128	3,891
Operating expenses	5,243	6,613
Operating loss	(1,115)	(2,722)
Interest (income) expense, net	(549)	121
Loss before provision for income taxes	(566)	(2,843)
Provision for income taxes	6	3
Net loss	$(572)	$(2,846)
Net loss per share (basic and diluted)	$(0.02)	$(0.11)
Common shares used in computing net loss per share amounts (basic and diluted)	30,328,265	26,922,448

The accompanying notes are an integral part of these consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30, 2007	September 24, 2006
	(Dollar amounts in thousands, except per share data)
Revenues	$2,510	$2,511
Cost of goods sold	1,162	1,327
Gross profit	1,348	1,184
Operating expenses	1,791	3,030
Operating loss	(443)	(1,846)
Interest (income) expense, net	(391)	121
Loss before provision for income taxes	(52)	(1,967)
Provision for income taxes	2	1
Net loss	$(54)	$(1,968)
Net loss per share (basic and diluted)	$(0.00)	$(0.08)
Common shares used in computing net loss per share amounts (basic and diluted)	30,614,999	26,169,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended
	September 30, 2007	September 24, 2006
	(Dollar amounts in thousands)
OPERATING ACTIVITIES:
Net loss	$(572)	$(2,846)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	229	113
Amortization of debt discount	267	79
Mark to market of derivative liability	(1,254)	(9)
Share based compensation expense	138	450
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(107)	20
Decrease (increase) in inventory	77	(93)
Decrease (increase) in prepaid expenses and other assets	14	(488)
Increase in deferred finance costs	(210)	-
(Decrease) increase in income and other taxes payable	(247)	8
Increase in accounts payable	26	206
Increase (decrease) in deferred revenue	15	(14)
Decrease in accrued expenses	(101)	(98)
NET CASH USED IN OPERATING ACTIVITIES	(1,725)	(2,672)
INVESTING ACTIVITIES:
Purchases of property and equipment	(14)	(86)
NET CASH USED IN INVESTING ACTIVITIES	(14)	(86)
FINANCING ACTIVITIES:
Proceeds from convertible debt financing, net	1,705	2,500
Repayments of capital lease obligations, net	(11)	50
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,694	2,550
NET DECREASE IN CASH AND CASH EQUIVALENTS	(45)	(208)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	816	1,306
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$771	$1,098
CASH PAID DURING THE PERIOD FOR:
Interest	$337	$51
Income Taxes	$-	$-
NON-CASH FINANCING ACTIVITIES
Reduction of convertible notes and increase in common stock and additional paid-in capital due to conversion of notes	$82	$(17,900)

The accompanying notes are an integral part of these consolidated financial statements.

(Dollar amounts are in thousands, except per share data)

NOTE A- THE COMPANY AND NATURE OF OPERATIONS

On July 14, 2006 (the "Closing Date"), pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), among the Company (formerly known as Simplagene USA, Inc., a public shell company with nominal assets), SMPG Merco Co., Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("Merco"), New Colorado Prime Holdings, Inc., a privately owned Delaware corporation ("NCPH"), and Craig Laughlin ("Laughlin"), the Company acquired, through a merger (the "Merger") of Merco with and into NCPH, all of the issued and outstanding capital stock of NCPH (the "NCPH Capital Stock"). Upon completion of this transaction, the former NCPH shareholders and NCPH's financial advisor acquired approximately 93.5% of the Company's issued and outstanding shares of $0.001 par value common stock. This transaction constituted a change in control of the Company. In connection with the change of control, Paul A. Roman, Chairman of the Board and Chief Executive Officer of NCPH, became Chairman of the Board and Chief Executive Officer of the Company, Thomas McNeill, Vice President, Chief Financial Officer and a director of NCPH, became Vice President, Chief Financial Officer and a director of the Company, and Richard Gray, a director of NCPH, became a director of the Company. Craig Laughlin was the Company's sole officer and director prior to this transaction and resigned at the time the transaction was consummated. Mr. Laughlin was also the Company's majority stockholder immediately prior to the Closing Date.

NCPH is a Delaware corporation established in 2001 which owns 100% of Colorado Prime Corporation, a company originally established in 1959 to provide in-home "restaurant quality" beef shopping services throughout the United States. During 2005, NCPH established the Dinewise® brand to serve this market by attracting new customers through multi-channel media which includes catalogues, e-commerce and strategic alliances, as well as existing customer referrals. Dinewise® is a direct-to-consumer gourmet home meal replacement provider. Dinewise® targets lifestyle profiles, i.e. busy moms, singles, retirees, seniors, and working couples, as well as health profiles including diabetic, heart smart, low carbohydrate, low calorie, and weight loss. The Company has positioned its Dinewise® brand as the solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality meal planning, delivery, and preparation services. Products are customized meal solutions, delivered fresh-frozen directly to the home. Using the efficiency, exposure and reach of the Internet and other direct marketing channels, Dinewise® capitalizes on consumers' emerging need for convenient, simple, customized solutions for home meal planning and preparation that satisfies the consumers' health and lifestyle needs with ready-to-eat, ready-to-heat, or ready-to-assemble hot or cold meals or entrees.

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

In September 2007, the Company took actions to reduce expenses by eliminating both operating costs, including employee reductions, as well as reducing the current marketing spend on customer acquisition.  Until such time as additional capital is raised to accelerate its marketing plan, the Company will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities.  By executing these cost reductions to substantially reduce its quarterly losses, and with the Company’s cash balances and its past experience to raise capital to fund its operations, most recently on February 16, 2007, the Company believes that they have the resources to meet its obligations as they become due over the next twelve months.  While the Company is in process of raising additional capital to allow operations to continue at existing levels, and then further accelerate its marketing spend after such funding is attained, there is no assurance it will be able to raise the required capital.  In the event it takes longer to obtain appropriate funding, or the Company is unable to obtain such funding, the Company will need to significantly curtail additional expenses.

NOTE B - BASIS OF PRESENTATION

Principles of consolidation

The condensed interim consolidated financial statements include the accounts of Dinewise, Inc. and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and SEC rules for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the annual consolidated financial statements and the footnotes thereto contained in the Company’s annual report to the Securities and Exchange Commission for the fiscal year ended December 31, 2006, filed on Form 10-KSB on March 29, 2007.  In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 30, 2007.

Fiscal year

The Company's fiscal year ends on the last Sunday in December. The Company's 2007 nine-month period consisted of the thirty nine-weeks which began on January 1, 2007 and ended on September 30, 2007. The Company's 2006 nine-month period consisted of the thirty nine-weeks which began on December 26, 2005 and ended on September 24, 2006.

The Company's 2007 third fiscal quarter consisted of the thirteen-week period, which began on July 2, 2007 and ended on September 30, 2007. The Company's 2006 third fiscal quarter consisted of the thirteen-week period, which began on June 26, 2006 and ended on September 24, 2006.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company recognizes revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured.  Shipping and handling expenses of $291 and $893 are included in selling, general and administrative expenses for the three and nine months ended September 30, 2007, respectively, and $353 and $1,108 for the three and nine months ended September 24, 2006, respectively.  Although the Company accepts product returns, historical returns have been insignificant.

The Company has sold separately-priced warranty arrangements covering certain durable goods. In accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”, revenue on these warranty arrangements is recognized on a straight-line basis over the warranty service period, which is typically thirty-six months. Costs associated with these warranty arrangements are recognized as they are incurred.  As of April 2003, the Company no longer offers these warranty arrangements.  As of December 31, 2006, the Company no longer has deferred revenue outstanding related to the unearned portion of the above described separately priced warranties.  The balance of deferred revenue, effective December 31, 2006, consists principally of advance billings for customer food orders.

The Company records its revenue net of any sales taxes collected on its sales, which are then subsequently remitted to the local tax office, as required.

Cash and cash equivalents

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At September 30, 2007 and December 31, 2006, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

Estimated useful lives are as follows:

Machines and office equipment 5 to 8 years

Capitalized software and development 3 years

Long-lived assets

The Company determines the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Management believes there is no impairment of any long-lived assets as of September 30, 2007 and December 31, 2006.

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

Debt discount and derivative liability

As a result of the Company entering into a Subscription Agreement on July 14, 2006 with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the  "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures.  Based upon an independent valuation report, the value of these embedded derivatives were $1,200 at July 14, 2006.    On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2009 (the”Debenture”) and a warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  The Company has identified certain embedded derivatives within the Debenture.  Based upon an independent valuation report, the value of these embedded derivatives was $477 at February 16, 2007.  These amounts were bifurcated from the Convertible Debentures and Debenture on the face of the balance sheet and a corresponding derivative liability was established.  These debt discounts will be amortized over their respective lives, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2009, respectively.  As of September 30, 2007 the unamortized debt discount was $1,345.  In the event the Convertible Debentures or Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations.  In addition, the change in the valuation of the embedded derivatives during the three months and nine months ended September 30, 2007 resulted in income of $652 and $1,254, respectively, was $9 for the three and nine months ended September 24, 2006, and was reflected in interest expense.  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

Amortization of deferred finance costs

As a result of the Company’s $2,500 Convertible Debenture financing completed on July 14, 2006, and its $1,750 Convertible Debenture financing completed on February 16, 2007, it incurred deferred finance charges of $375 and $210, respectively.  These amounts are being amortized monthly, as a charge to interest expense, over the 5-year and 2-year terms of the Convertible Debentures, respectively.  In the three months ended September 30, 2007, amortization expense was $22 and $26, respectively.  In the nine months ended September 30, 2007, amortization expense was $67 and $66, respectively.  For the three and nine months ended September 24, 2006, amortization expense was $19.  In the event the Convertible Debentures or Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the deferred finance charges related to the amount reduced will be immediately recognized as interest expense.  As of September 30, 2007, unamortized deferred finance charges were $271 and $144, respectively.

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

Concentration risk

The Company purchased approximately 68% and 69% of its food products from one vendor during the three and nine months ended September 30, 2007, respectively, and approximately 83% and 85% in the three and nine months ended September 24, 2006, respectively. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase food products.

All of the Company’s receivables are due from one financial institution (TD Banknorth, Inc.) under an agreement in which the Company receives payment on its receivables within 3-5 business days.  The Company has had no losses on collections in the past, and since this institution is deemed financially sound, there is little, if any, collection risk at this time.

Stock based compensation

SFAS 123R, “Share-Based Payment” addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, and related interpretation, that the Company had previously used. The Company has adopted SFAS No. 123R effective December 26, 2005 (the beginning of its 2006 fiscal year) using the modified prospective method. The Company adopted a nonqualified stock option plan on November 13, 2006.  There were no options granted prior to fiscal 2006. In the three and nine months ended September 30, 2007, as a result of the adoption of SFAS No.123R, the Company recorded share-based compensation expense attributable to employees, officers, directors and consultants of $52 and $138, respectively.  There were no such expenses in the three and nine months ended September 24, 2006.  As a result of the lack of trading volume in the Company’s common stock during the year, the Company utilized a valuation specialist to determine market value for use in the above calculation.

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

We adopted FIN 48 on January 1, 2007 and it had no material impact on our financial statements. On that date, we had no uncertain tax positions. We recognize interest and penalties, if any, as part of our provision for income taxes in our Condensed Consolidated Statements of Operations. We file a consolidated U.S. federal income tax return as well as unitary income and sales tax returns in several state jurisdictions, of which New York, North Carolina and California are the most significant. The Internal Revenue Service has completed examinations of our federal returns for taxable years prior to 1993. We are currently being examined by the state of North Carolina for the taxable years 2003 through 2005.

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

The balance of accrued restructuring charges consisted of the following:

	September 30, 2007	December 31, 2006
Accrued future and past minimum payments under current and delinquent lease obligations	$901	$901
Break fee under renegotiation of lease (See Note H)	175	250
	$1,076	$1,151

In connection with the restructuring activities noted above, the Company stopped paying various vendors who were providing goods and services to the Company (although the related liabilities are recorded in the accompanying consolidated balance sheet).  The Company may, from time to time, be in negotiations with vendors to pay a reduced amount; when the Company reaches an agreement with the vendor the Company may record forgiveness of debt income.  As of September 30, 2007, $876 related to delinquent lease obligations.

NOTE F- ACCRUED EXPENSES

Accrued expenses consist of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Accrued restructuring charges	$1,076	$1,151
Payroll and health benefits	136	179
Professional fees	126	137
Other	149	121
	$1,487	$1,588

Accrued expenses include the long-term portion of the break fee associated with the re-negotiation of the Company’s capital lease.  At September 30, 2007 and December 31, 2006 the long-term portion of the break fee was $75 and $150, respectively.

NOTE G- LOSS PER COMMON SHARE

Net loss per common share amounts (basic EPS) are computed by dividing net loss by the weighted average number of common shares outstanding, excluding any potential dilution. Net loss per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution from the exercise of stock options and warrants, and the conversion into common stock of convertible loans. Diluted EPS for the three and nine months ended September 30, 2007 and September 24, 2006 are the same as basic EPS, as the inclusion of the impact of any common stock equivalents outstanding during those periods would be anti-dilutive. The Company is using the number of shares that were issued from Merco to the shareholders of NCPH for all periods presented that are prior to the Closing Date for purposes of calculating earnings per share.

Common stock equivalents not included in EPS are as follows:

	Nine months ended
	9/30/07	9/24/06
Stock options	2,600,000	-
Stock warrants	700,000	50,000
Convertible Debt #1 (1)	9,935,729	-
Convertible Debt #2 (2)	7,343,137
Total	20,578,866	50,000

(1)

At September 30, 2007 the Company has a) $2,418 Convertible Debentures at a conversion price at the lesser of $.495 or 80% of the best bid price in the ten days prior to conversion and b) Warrants issued to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share.  The above calculation of potential shares outstanding was calculated based upon a conversion price of $.495, however this conversion price could be lower in the future with respect to the Convertible Debentures in whole or in part.  At September 30, 2007 the best bid price was $.14, and if the Convertible Debentures were converted based upon that price the dilution would be greater than that shown in the above table.

(2)

At September 30, 2007 the Company has a) $1,705 Debenture at a conversion price at the lesser of $.51 or 75% of the best bid price in the ten days prior to conversion and b) Warrants issued to purchase 4,000,000 shares of Common Stock at an exercise price of $.25 per share.  The above calculation of potential shares outstanding was calculated based upon a conversion price of $.51 for the Debentures, however this conversion price could be lower in the future with respect to the Debentures in whole or in part.  At September 30, 2007 the best bid price was $.14, and if the Debenture was converted based upon that price the dilution would be greater than that shown in the above table.

NOTE H- COMMITMENTS

In March 2004, the Company re-negotiated the capital lease of its corporate headquarters located in Farmingdale, New York, converting it to an operating lease and reducing its office space. The Company was charged a break fee of $590, with $90 paid in 2004 and the balance payable in sixty equal monthly installments of approximately $8 each commencing July 2004. As of September 30, 2007 and December 31, 2006, the Company has accrued $175 and $250, respectively in accrued restructuring charges relating to this break fee.

Future minimum operating lease payments, adjusted for the lease amendment as of September 30, 2007 are as follows:

YEAR ENDED
2007	31
2008	125
2009	128
2010	132
2011	136
Thereafter	296
$848

Rent expense charged to operations was $31 and $31 for the three months ended September 30, 2007 and September 24, 2006, respectively, and $95 and $88 for the nine months ended September 30, 2007 and September 24, 2006, respectively.

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

On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2009 (the”Debenture”) and a warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.   The Company will pay monthly interest on the outstanding principal amount of the Debenture at a rate per annum equal to 14%, commencing from March 31, 2007, and on the last day of each calendar month thereafter until the principal amount is paid in full. Amortizing payments of interest and the aggregate principal amount outstanding under the Debenture are to be made by the Company commencing from June 30, 2007 and on the last business day of each succeeding month thereafter in the following amounts: (i) on June 30, 2007 and for two consecutive months thereafter, $15; (ii) on September 30, 2007 and for five consecutive months thereafter, $20; (iii) on March 31, 2008 and for five consecutive months thereafter, $35; (iv) on September 30, 2008 and for five consecutive months thereafter, $70; and (v) on March 31, 2009, all amounts then due and payable under the Debenture. The Company may prepay the Debenture at any time from time to time without penalty and any future financing must first be utilized to repay the then outstanding balance on this Debenture, if any.  The Debenture is convertible at any time, at the option of Dutchess, into shares of Common Stock at a conversion price equal to the lesser of (i) 75% of the lowest closing bid price of the Common Stock during the 10 trading days immediately prior to the date that Dutchess sends the Company a signed conversion notice; or (ii) $0.51 per share.

The Company has identified certain embedded derivatives within the Convertible Debentures and the Debentures as a result of the variable nature of the conversion price formula of the Convertible Debentures and the Debentures.  Based upon an independent valuation report, the value of these embedded derivatives was $1,200 at July 14, 2006, the date the Convertible Debentures were issued, and $477 on February 16, 2007, the date the Debenture was issued.  These amounts were bifurcated from the Convertible Debentures and the Debentures on the face of the balance sheet and a corresponding derivative liability was established.  This debt discount will be amortized over the life of the Convertible Debentures and the Debentures, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2009, respectively.  As of September 30, 2007 the unamortized debt discount was $1,345.  In the event the Convertible Debentures or the Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations.  In addition, the change in the valuation of the embedded derivatives during the three months and nine months ended September 30, 2007 resulted in income of $652 and $1,254 respectively, was $9 for the three and nine months ended September 24, 2006, and was reflected in interest expense.  There were no embedded derivatives in the three months and nine months ended September 24, 2006.  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

As of September 30, 2007 the convertible debentures outstanding are as follows:
Convertible Debentures and Debentures	$4,123
Debt Discount	(1,345)
Convertible Debentures and Debentures, net	$2,778
Less current portion	$(400)
Convertible Debentures and Debentures, long term	2,378
As of September 30, 2007 the derivative liability outstanding is as follows:
Liability at December 31, 2006	$1,338
New derivative on Feb 16, 2007	477
Decrease in Valuation	(1,254)
Liability at September 30, 2007	$561

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

Revenue Recognition

We recognize revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured.  Shipping and handling expenses of $291 and $893 are included in selling, general and administrative expenses for the three and nine months ended September 30, 2007, respectively, and $353 and $1,108 for the three and nine months ended September 24, 2006, respectively.  Although we accept product returns, historical returns have been insignificant.

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

Impairment of Fixed Assets and Intangibles

We determine the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No.  144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.  Management believes there is no impairment of any long-lived assets as of September 30, 2007 and December 31, 2006.

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

Debt discount and Derivative liability

As a result of the Company entering into a Subscription Agreement on July 14, 2006 with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the  "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures.  Based upon an independent valuation report, the value of these embedded derivatives were $1,200 at July 14, 2006.    On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2009 (the”Debenture”) and a warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  The Company has identified certain embedded derivatives within the Debenture.  Based upon an independent valuation report, the value of these embedded derivatives was $477 at February 16, 2007.

These amounts were bifurcated from the Convertible Debentures and the Debentures on the face of the balance sheet and a corresponding derivative liability was established.  These debt discounts will be amortized over their respective lives, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2009, respectively.  As of September 30, 2007 the unamortized debt discount was $1,345.  In the event the Convertible Debentures or the Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations.  In addition, the change in the valuation of the embedded derivatives during the three months and nine months ended September 30, 2007 resulted in income of $652 and $1,254 respectively, was $9 for the three and nine months ended September 24, 2006, and was reflected in interest expense.  There were no embedded derivatives in the three months and nine months ended September 24, 2006. In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

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

Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 24, 2006

Revenue

Revenue increased to $8,037 for the nine months ended September 30, 2007 as compared to $7,990 for the nine months ended September 24, 2006.  The increase in revenue of $47, or 1%, resulted primarily from a reduction in direct telemarketing food sales, which was more than offset by new sales with the Company’s focus on customer creation and marketing on the DineWise® branded product line.  In addition, in 2003, we stopped offering warranty arrangements and as a result, 2006 was the final year in which service income was recognized.  Revenues related to these arrangements were recognized over the life of the contract, generally up to 36 months.  As a result, service revenues related to warranty arrangements were $0 in 2007 as compared to $79 in 2006.  Direct telemarketing food sales were $5,527 in 2007 as compared to $6,751 in 2006 and houseware sales were $551 in 2007 as compared to $634 in 2006.  Sales from our DineWise® branded product line were $1,959 in 2007 as compared to $526 in 2006.  This increase of $1,433 or 272% is the result of a second quarter 2006 relaunch of the DineWise® brand, inclusive of its increased catalog mailing and e-tailing initiatives.  The Company expects to continue focusing its marketing investments on this brand utilizing a multi-channel marketing approach, inclusive of web advertising and search engine optimization, as well as catalog circulations, as it strives to continue improving its DineWise® sales and brand awareness.  However, until such time as the needed capital to continue to execute its marketing plan is secured, we will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities.

Cost of Goods Sold

Cost of goods sold decreased $190 to $3,909 for the nine months ended September 30, 2007 as compared to $4,099 for the prior year period.  Gross profit as a percent of revenue increased to 51.4% in 2007 as compared to 48.7% in 2006.  This improvement is primarily the result of a shift of sales to the Company’s higher margin DineWise® branded products which represented approximately 24% of sales in 2007 as compared to 7% in 2006.

Operating Expenses

Operating expenses decreased $1,370 to $5,243 in 2007 as compared to $6,613 in 2006.  The decrease was primarily the result of $1,205 in one time charges in conjunction with the closing of the reverse acquisition on July 14, 2006, which included an expense to consultants for the issuance of 2,250,000 shares of common stock, as well as incurring other transaction costs of $755.   Other decreases achieved were the result of a change in estimate in accounting for sales taxes of $209 and lower delivery expenses of $215 ($893 in 2007 and $1,108 in 2006), primarily related to shipping efficiencies achieved, reductions in professional fees of $297 ($268 in 2007 and $565 in 2006) primarily for services rendered in completion of the Company’s reverse acquisition consummated on July 14, 2006, reductions in employee and employee related costs of approximately $385, offset, in part by, increased marketing expenses on our Dinewise® branded products of $474 ($1,444 in 2007 and $970 in 2006), increased investor relations awareness and merger and acquisition consulting of $298 ($298 in 2007 and $0 in 2006), and increased stock compensation expense of $138 ($138 in 2007 and $0 in 2006).

Interest Expense

Interest (income) expense, net was ($549) and $121 for the nine months ended September 30, 2007 and September 24, 2006, respectively.  This is the result of interest expense of $337 and $51, in the respective periods, incurred on our $2,500 Convertible Debentures and $1,750 Debentures issued in July 2006 and February 2007 with an interest rate of 10% and 14% per annum, respectively, offset in part by interest income of $31 and $0.  In addition, the Company incurred amortization expense in the amount of $267 and $60, in the respective periods, as a result of amortizing the debt discount, and  mark to market income of $1,254 and $9 as a result of the decrease in the value of the embedded derivative liability for the period. In addition, the Company amortized $132 and $19 in finance costs associated with our Convertible Debentures and Warrants.  These amortization expenses will continue to be amortized each quarter over the five-year and two-year lives of the Convertible Debentures and Debentures, respectively.  In the event there is a conversion or prepayment of all or a portion of this debt, the Company will recognize immediately the unamortized deferred finance costs and debt discount expense related to the conversions or prepayments.  As of September 30, 2007 the unamortized portion of the deferred finance costs and debt discount were $416 and $1,345, respectively.

Income Taxes

In 2007 and 2006 we recorded income tax expenses of $6 and $3, respectively, which is comprised principally of state franchise taxes.  We have provided and continue to provide for a full valuation allowance against our deferred income tax assets.  The valuation allowance is subject to adjustment based upon our ongoing assessment of our future income and may be wholly or partially reversed in the future.

Net Loss

For the nine months ended September 30, 2007, net loss was ($572) as compared to a net loss of ($2,846) for the nine months ended September 24, 2006.  The decrease in the net loss in 2007 was primarily due to the one time costs of the reverse acquisition on July 14, 2006, 2007 mark to market income as a result of a decrease in the value of the embedded derivative liability for the period, income from a change in estimate in accounting for sales taxes, and other expense reductions, as well as improvements in gross profit margins, offset by increased marketing expenses on our new DineWise® brand, increased interest expense related to our Convertible Debentures and Debentures, and other increased consulting and investor relations initiatives.

Three Months Ended September 30, 2007 Compared To Three Months Ended September 24, 2006 Revenue

Revenue was $2,510 for the three months ended September 30, 2007 as compared to $2,511 for the three months ended September 24, 2006.  The decrease in revenue of $1, or 0%, resulted primarily from a reduction in direct telemarketing food sales, which was more than offset by new sales with the Company’s focus on customer creation and marketing of the DineWise® branded product line.  In addition, in 2003, we stopped offering warranty arrangements and as a result, 2006 was the final year in which service income was recognized.  Revenues related to these arrangements were recognized over the life of the contract, generally up to 36 months.  As a result, service revenues related to warranty arrangements were $0 in 2007 as compared to $26 in 2006.  Direct telemarketing food sales were $1,708 in 2007 as compared to $2,055 in 2006 and houseware sales were $148 in 2007 as compared to $151 in 2006.  Sales from our DineWise® branded product line were $654 in 2007 as compared to $279 in 2006.  This increase of $375 or 134% is the result of a second quarter 2006 relaunch of the DineWise® brand, inclusive of its increased catalog circulation and e-tailing initiatives.  The Company expects to continue focusing its marketing investments on this brand utilizing a multi-channel marketing approach, inclusive of web advertising and search engine optimization, as well as catalog circulations as it strives to continue improving its DineWise® sales and brand awareness.  However, until such time as the needed capital to continue to execute its marketing plan is secured, we will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities.

Cost of Goods Sold

Cost of goods sold decreased $165 to $1,162 for the three months ended September 30, 2007 as compared to $1,327 for the prior year period.  Gross profit as a percent of revenue increased to 53.7% in 2007 as compared to 47.2% in 2006.  This improvement is primarily the result of a shift of sales to the Company’s higher margin DineWise® branded products which represented approximately 26% of sales in 2007 as compared to 11% in 2006.

Operating Expenses

Operating expenses decreased $1,239 to $1,791 in 2007 as compared to $3,030 in 2006.  The decrease was primarily the result of $1,205 in one time charges in conjunction with the closing of the reverse acquisition on July 14, 2006, which included an expense to consultants for the issuance of 2,250,000 shares of common stock, as well as incurring other transaction costs of $755.    Other decreases achieved were the result of reductions in professional fees of $118 ($73 in 2007 and $191 in 2006) primarily for services rendered in completion of the Company’s reverse acquisition consummated on July 14, 2006, reductions in employee and employee related costs of approximately $118, lower delivery expenses of $62 ($291 in 2007 and $353 in 2006) primarily related to shipping efficiencies achieved, offset, in part, by increased marketing expenses on our Dinewise® branded products of $204 ($499 in 2007 and $295 in 2006), increased investor relations awareness and mergers and acquisition consulting of $77 ($77 in 2007 and $0 in 2006), and increased stock compensation expense of $51 ($51 in 2007 and $0 in 2006).

Interest Expense

Interest (income) expense, net was ($391) and $121 for the three months ended September 30, 2007 and September 24, 2006, respectively.  This is the result of interest expense of $122 and $51, in the respective periods, incurred on our $2,500 Convertible Debentures and $1,750 Debentures issued in July 2006 and February 2007 with an interest rate of 10% and 14% per annum, respectively, offset in part by interest income of $12 and $0.  In addition, the Company incurred amortization expense in the amount of $103 and $60, in the respective periods, as a result of amortizing the debt discount, and  mark to market income of $652 and $9 as a result of the decrease in the value of the embedded derivative liability for the period. In addition, the Company amortized $48 and $19 in finance costs associated with our Convertible Debentures and Warrants.  These amortization expenses will continue to be amortized each quarter over the five-year and two-year lives of the Convertible Debentures and Debentures, respectively.  In the event there is a conversion or prepayment of all or a portion of this debt, the Company will recognize immediately the unamortized deferred finance costs and debt discount expense related to the conversions or prepayments.  As of September 30, 2007 the unamortized portion of the deferred finance costs and debt discount were $416 and $1,345, respectively.

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

Net Loss

For the three months ended September 30, 2007, net loss was ($54) as compared to a net loss of ($1,968) for the three months ended September 24, 2006.  The decrease in the net loss in 2007 was primarily due to the one time costs of the reverse acquisition on July 14, 2006, mark to market income as a result of a decrease in the value of the embedded derivative liability for the period, and other expense reductions, as well as improvements in gross profit margins, offset by increased marketing expenses on our new DineWise® brand, increased interest expense related to our Convertible Debentures and Debentures, and other increased consulting and investor relations initiatives.

Contractual Obligations and Commercial Commitments

As of September 30, 2007, our principal commitments consisted of an obligation under an operating lease in connection with office space for our corporate headquarters, interest payments on our $2,500 Convertible Debentures issued on July 14, 2006, interest and principal payments on our $1,750 Debentures issued on February 16, 2007 and capital lease obligations.  Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.  Following is a summary of our contractual obligations.  We have no other commercial commitments.

Future minimum operating lease payments, adjusted for a lease amendment, as of July 1, 2007, interest payments on our $2,500 Convertible Debentures at 10% per annum, interest and principal payments on our $1,750 Debentures at 14% per annum, both assuming no conversion to common stock or prepayments, and capital lease obligations, including interest, are as follows (in thousands):

Year	Operating lease	Interest payments	Term Note Repayments	Capital Lease obligations	Total
2007	$31	$119	$80	$4	$234
2008	125	444	530	14	1,113
2009	128	278	1,095	14	1,515
2010	132	242	-	14	388
2011	136	131	-	10	277
Thereafter	296	-	-	-	296
	$848	$1,214	$1,705	$56	$3,823

The $2,500 Convertible Debentures issued on July 14, 2006 do not require the Company to make principal payments, and in the event an amount is outstanding at the end of the term on July 14, 2011, it will automatically convert into common shares of the Company.  Other than the above commitments, and employment agreements with its Chief Executive Officer and Chief Financial Officer, there were no items that significantly impacted our commitments and contingencies.

Liquidity and Capital Resources

At September 30, 2007, we had a cash balance of $771 compared to a cash balance of $816 at December 31, 2006.  Our principal source of cash is the financing of accounts receivable through a third party financial institution whereby substantially all receivables generated from sales to customers are submitted for collection, without recourse.  Generally payments, net of financing fees of approximately 3%, are received within 3-5 business days from the date of submission.  We had working capital deficits at September 30, 2007 and December 31, 2006 of ($1,700) and ($1,510), respectively.  Included in our accrued expenses at September 30, 2007 and December 31, 2006 are net restructuring charges of $1,076 and $1,151, respectively.  In connection with these accrued charges, we may, from time to time, be in negotiations with vendors to pay reduced amounts which could result in forgiveness of debt income.  On July 14, 2006, we engaged in a financing transaction with Dutchess Private Equity Fund, LP and Dutchess Private Equities Fund II, LP (collectively, “Dutchess”) pursuant to which the Company sold $2,500 Convertible Debentures, with interest at the rate of 10% per annum, and warrants to purchase 5,050,505 shares of common stock at an exercise price of $.495 per share to Dutchess.  On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess, a $1,750 principal amount Debenture due March 31, 2009 and a warrant to purchase 4,000,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.25 per share.   The Company pays monthly interest on the outstanding principal amount of the Debenture at a rate per annum equal to 14%, which commenced on March 31, 2007, and on the last day of each calendar month thereafter until the principal amount is paid in full. Amortizing payments of interest, and the aggregate principal amount outstanding under the Debenture will be made by the Company which commenced on June 30, 2007 and will continue on the last business day of each succeeding month thereafter in the following amounts: (i) on June 30, 2007 and for two consecutive months thereafter, $15; (ii) on September 30, 2007 and for five consecutive months thereafter, $20; (iii) on March 31, 2008 and for five consecutive months thereafter, $35; (iv) on September 30, 2008 and for five consecutive months thereafter, $70; and (v) on March 31, 2009, all amounts then due and payable under the Debenture. The Company may prepay the Debenture at any time from time to time without penalty and any future financing must first be utilized to repay the then outstanding balance on the Debenture, if any.  The Debenture is convertible at any time, at the option of Dutchess, into shares of common stock at a conversion price equal to the lesser of (i) 75% of the lowest closing bid price of the common stock during the 10 trading days immediately prior to the date that Dutchess sends the Company a signed conversion notice; or (ii) $0.51 per share.  In September 2007, the Company took actions to reduce expenses by eliminating both operating costs, including employee reductions, as well as reducing the current marketing spend on customer acquisition.  Until such time as additional capital is raised to accelerate its marketing plan, the Company will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities.

By executing these cost reductions to substantially reduce our quarterly losses, and with the Company’s cash balances and its past experience to raise capital to fund its operations, most recently on February 16, 2007, we believe that we have the resources to meet our obligations as they become due over the next twelve months.  While we are in process of raising additional capital to allow operations to continue at existing levels, and then further accelerate our marketing spend after such funding is attained, there is no assurance we will be able to raise the required capital.  In the event it takes longer to obtain appropriate funding, or we are unable to obtain such funding, we will need to significantly curtail additional expenses.  At September 30, 2007 we had $4,123 in convertible debt outstanding.  During the nine months ended September 30, 2007 convertible debt in the amount of $82 was converted to common stock.  We currently have no off -balance sheet financing arrangements.

For the nine months ended September 30, 2007, cash used in operations was $1,725, as compared to $2,672 for the nine months ended September 24, 2006.  This was primarily attributable to a net loss for the period, adjusted for non-cash items of ($1,192), decreased taxes payable of $247, increased accounts receivable of $107, increased deferred finance costs of $210 associated with its convertible debenture financings, decreased accrued expenses of $101, offset in part, by decreased inventory of $77, increased accounts payable of $26 and decreases in prepaid expenses and other assets of $14 and increased deferred revenue of $15.  Our operations are organized to have a cash-to-cash cycle of approximately 30 days.  This is accomplished by paying for inventory to outsourced vendors just prior to shipment to the customer, and maintaining certain levels of inventory on our branded products, and financing the accounts receivable from a third party financial institution or use of major credit card carriers.

For the nine months ended September 30, 2007 the Company made investments in property and equipment in the amount of $14.

For the nine months ended September 30, 2007 the Company received $1,750 from the issuance of Convertible Debt, made principle repayments of $45, and it made payments under its capital lease in the amount of $11.

We have not declared or paid any dividends in the three months ended September 30, 2007 and we are currently restricted from paying dividends according to the financing agreements entered into on July 14, 2006 and February 16, 2007.  The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

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

Dinewise, Inc.

Dated: November 13, 2007	By:	/s/ Thomas McNeill
Thomas McNeill
Vice President, Chief Financial Officer and Principal Accounting Officer