Form 10KSB
period 2007-12-30
Dinewise, Inc.
filed 2008-03-31
CIK 1192323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Dinewise, Inc.

(Name of small business issuer in its charter)

———————

Nevada	333-100110	01-0741042
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

500 Bi-County Blvd., Suite 400, Farmingdale, NY 11735-3940

(Address of Principal Executive Office) (Zip Code)

(631) 694-1111

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State issuer’s revenue for its most recent fiscal year. $10,636,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid and asked price of common equity as of February 29, 2008 was $296,000. For the purpose of this calculation, shares owned by officers, directors and 10% shareholders known to the Company have been deemed to be owned by affiliates.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 17, 2008, the issuer had outstanding 31,121,000 shares of common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

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

We are also a direct marketer of gourmet prime cut proteins such as filet mignon, rack of lamb, rib roast, chicken cordon bleu, jumbo shrimp, tuna steaks and lobster tails.  Our products are flash frozen in waste free, safe, and portion- controlled packaging.   We also offer hors d’oeuvres, desserts and other complementary items, such as our “kitchen indispensable” housewares line.  We have grown our offerings from just beef to an assortment of approximately 125 prime cut proteins, 225 assorted vegetables, soups, appetizers, desserts and other meal accents.  In addition, with our new branded proprietary Dinewise® product line, we have expanded our offerings to include approximately 100 gourmet prepared meals and meal complements, with approximately 5,000 various meal combinations.

 Products

Our assortment of approximately 125 prime cut proteins such as filet mignon, rack of lamb, rib roast, chicken cordon bleu, jumbo shrimp, tuna steaks and lobster tails, and 225 assortments of vegetables, soups, appetizers, desserts and other meal accents is complemented by our new branded proprietary Dinewise® product line that offers approximately 100 gourmet prepared meals and meal complements, with approximately 5,000 meal combinations.  With our unique Mix & Match customized meal builder software, Dinewise® provides its customers more choice than other online food sites in our marketing space.  Dinewise® products include:

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

•

Rack of Lamb w/Red Skin Mashed Potatoes & Snap Peas & Carrots

•

Stuffed Cajun Pork Chop w/Apple Pecan Stuffing & Baby Carrots

Complete Cuisine

Chef-prepared Complete Cuisine Meals are complete meals individually packaged in microwaveable containers. The traditional "comfort food" menu is children-friendly and they have been very popular as office lunches.

	Minute Pastas	Minute Pastas have the sauce baked into the fiber of each individual piece of pasta.
Family Style

The chef-prepared entrées, sides, and vegetables are available in convenient, single serving quantities of four. These same entrées, sides, and vegetables are available as Mix & Match/ a la carte offerings.

Meal Accents
	Appetizers/ Soups	Such as: • Mini Chicken Wellingtons • Spanikapita • Crab Cakes, Maryland Style • Cream of Asparagus with Lobster
	Gourmet Desserts	Such as: • Chocolate Souffle • Single Serving Wildberry Charlotte
Meal Solutions
	Meal Plans	$199 Combo Plan $199 Mix-n-Match Plan $299 Value Plan $299 Favorites Plan $299 Gourmet Plan $399 Value Plan $399 Favorites Plan $399 Gourmet Plan $499 Combo Plan $499 Mix-n-Match Plan
Nutritional Foods
	Diet Mix & Match	The Company offers foods that meet the qualifications for diabetic and other nutrient specific needs such as low fat, low carb, or low calorie. These items are available on an a la carte basis.
Diet Friendly

Using the same offerings as the Diet Mix & Match offer, DineWise® also offers meal plans based on 1,300-1,500, 1,600-1,900, and 2,000-2,300 Calories. Qualitative information/links include daily nutritional needs calculators as well as access to a registered dietician consultation.

Housewares	Kitchen Indispensables

The Company offers its “kitchen indispensables”, a high-end (SRP) complementary houseware line.  The housewares category affords DineWise® the opportunity to expand its online advertising and to create more web traffic to its site.

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

Product Development

In addition to an advisory board consisting of an executive chef, a nutritionist and a registered dietician, DineWise® leverages the expertise of leading third party food developers with proven commercial success.  These relationships support the ongoing development of nutritionally correct products that meet the ongoing dieting and healthy eating needs of the consumer, as well as high quality gourmet and fine dining products. Areas of future product development include organic and ethnic food offerings.  All of our foods are evaluated for nutrition and compliance with our programs, using taste test panels.  We continually evaluate the latest technologies in microwave packaging, and the improvements in taste and preparation are constantly being monitored. Further, we engage consulting firms and work directly with packaging vendors to evaluate and test the latest developments. We are working with the latest functional food and ingredients that replace fat and salt and improve the nutritional value of our food and continue to evaluate new products world-wide for import, private label or exclusive distribution.

Distribution Methods

Consumers can place orders twenty-four (24) hours a day, seven (7) days a week, via a toll-free call or the Internet, and charge their orders to any major credit card, or with a Company-offered credit program.  The Company’s outsourced supply and fulfillment vendors ship directly to the consumer’s home (or other designated shipping address) within 48 states from their state-of-the-art fulfillment centers.  Coolers are shipped with dry ice to insure that contents arrive frozen at the customer’s convenience, and provide attractive, branded, private label express delivery to the consumer’s home within two-to-three days of placing their order.

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

Using the efficiency, exposure and reach of the Internet and other proven direct marketing channels, the Company will strive to capitalize on consumers’ growing need for convenient, customized solutions that satisfy their health and lifestyle needs with ready-to-eat, ready-to-heat, or ready-to-assemble hot or cold meals or entrees.

To address its growth opportunities the Company has positioned its brand, Dinewise®, as the solution for time-constrained but discerning consumers focused on satisfying every member of the family by offering a broad array of the highest quality prepared meals, along with value added services like meal planning, one stop shopping and preparation services, as well as nutritional consultation. Products are customized meal solutions, delivered fresh-frozen directly to the home. Along with the tag line of “rethink meals”, Dinewise® communicates the Company’s broad offering and brand positioning, and speaks to the markets the Company has targeted.

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

The Company has identified a gap in the diet market and believes premium, fully prepared, fresh frozen foods will be a competitive advantage.  Trained nutritional consultants are available to answer questions, custom design, and recommend a meal plan to help each customer achieve their individualized or family taste preferences.  We have launched a weight management system in the first quarter of 2007.  The Dinewise® Diet Plan is based on portion-controlled, premium prepared, frozen meals. Our plan consists of complete prepared meals and prepared a la carte portions that are designed to be low calorie, low fat, contain complex carbohydrates and low sodium. Customers are able to choose one of our pre-set food packages or customize their order. To promote our brand, we expect to market our weight management system through multiple media channels, which may include television, print, direct mail, Internet and public relations.

Other areas of growth include gifting, both personal and business to business, corporate wellness plans and expanded product lines to include organic, vegetarian, ethnic, kids and seniors market with a value priced variety of monthly plans.

Markets

U.S. consumers spend $1 trillion per year on food consumption (according to the U.S. Bureau of Statistics) and are increasingly seeking fresh, quick, convenient and healthy ways to prepare meals at home as a result of heightened concern over personal wellness. Providers of fresh prepared foods (supermarkets and restaurants) respond to this need by providing nutritious products that require reduced meal preparation time. A study by the NPD Group, a provider of global sales and marketing data, found that 70% of consumers do not plan dinner until dinnertime, causing more people to choose convenient meal solutions.  Our long-term product development and marketing plans are based on our belief that over time individuals and corporations are becoming more aware of the negative health and financial consequences of being overweight and, therefore, will focus not only on weight loss but also on healthy weight maintenance.

The Company has a multi-channel reach with few demographic restrictions, currently marketing in 48 contiguous U.S. states.

Currently, Dinewise® targets the high end of the Home Meal Replacement / Direct To Consumer food market.  This “mass affluent” group includes twenty three million households with incomes of $75,000 or more. Fast food chains such as SUBWAY serve the “mass-market” segment of HMR.

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

Sales & Marketing

2005 was focused on investing in the Dinewise® brand and beta testing.  In the second quarter of 2006 we re-launched the brand.  During 2007 and into 2008 we continue to refine the brand, products, and customer base creation and retention. The Company has initial plans to partner with circulation and content rich partners on a variable cost basis, helping control expenses. Along with this business development relationship or “storefront”, the Company has additionally initiated both on and offline traditional media and promotional strategies.

•

Online Advertising – The Company’s online advertising strategy includes the use of keyword search terms, natural search and search engine optimization, email newsletters and target emails primarily to its own or partners’ email database.  The Company also places online banner advertising through affiliate programs that compensate advertisers on a cost-per-customer acquired basis.

•

Offline Advertising – Offline advertising is used to encourage qualified customers to either call a certified nutritionist or access the Company’s website increasing online or telephone availability awareness.  Once properly capitalized, the Company expects to reach its target audience through a combination of direct response television, print and catalog requests, as well as “ride along” supplemental advertising.

Our in-house call centers enable us to retain greater control of the quality, timeliness and cost of fulfilling product orders over other marketers who outsource fulfillment services to unrelated contractors. Through our toll-free numbers, customers place orders, request catalogs or make merchandise and order inquiries. Customers generally have access to real-time product availability information and are able to select a desired receipt date at the time of order. Our experienced customer service representatives are an integral part of our business.  We hire, train and retain customer-friendly customer service agents to answer telephone and email inquiries, to offer online customer service and to provide prompt attention and helpful information in response to our customers’ inquiries. In addition, to provide our callers access to our customer service agents quickly as well as 24/7, we have extended our call center to an outsourced company during the end of 2006.  Our representatives are knowledgeable about our products and are encouraged to upsell additional complementary products.

In 2006 we have initiated a cross marketing campaign to our Colorado Prime Foods customers with our new branded Dinewise® product line.  And as new Dinewise® customers are acquired, we will also be able to offer the wide array of frozen unprepared products and meal complements as well.  Given the Company’s wide customer base and direct to consumer reach, it has no financial reliance on any one customer.

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

Our core competencies include:

•

Quality – Dinewise® offers gourmet, restaurant-quality meals to the individual or family. Working with product development specialists Dana McCauley & Associates and a nutritionist, Dinewise® is continually developing nutritionally sound products that meet the ongoing dieting and healthy eating needs of the consumer.

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

Employees

As of March 17, 2008, the Company had 16 employees; 10 in sales, marketing and customer service, 4 in finance, administration, information systems and operations, and 2 executive officers.    None of our employees are represented by a labor union, and we consider relations with our employees to be good.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company leases approximately 5,330 square feet in Farmingdale, New York, which houses the corporate headquarters and all business functions.  The lease term expires on January 31, 2014, and had an annual base rent of approximately $126,000 for the year ended December 30, 2007.  The Company believes this facility is adequate to meet its current and future operating needs.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

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

Quarter Ended:	High Bid ($)	Low Bid ($)
March 26, 2006	N/A	N/A
June 25, 2006	$2.00	$.55
September 24, 2006	$2.00	$.55
December 31, 2006	$1.25	$.55
April 1, 2007	$.65	$.38
July 1, 2007	$.33	$.14
September 30, 2007	$.27	$.11
December 30, 2007	$.16	$.06

Since inception, no dividends have been paid on the common stock.  The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. Currently the Company is restricted from paying dividends according to the financing agreements entered into on July 14, 2006.

At March 17, 2008, there were approximately 175 holders of record of the common stock.

The company did not sell any securities during the fiscal year ended December 30, 2007 that were not registered under the Securities Act of 1933, as amended.  The Company did not repurchase any of its equity securities during the fourth quarter of its fiscal year ended December 30, 2007.

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

Fiscal Year

Our fiscal year ends on the last Sunday in December.  Our fiscal 2007 year consisted of the fifty-two week period which began on January 1, 2007 and ended on December 30, 2007; our 2006 fiscal year consisted of the fifty-three week period which began on December 26, 2005 and ended on December 31, 2006.

Revenue Recognition

We recognize revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured.  Shipping and handling expenses of $1,190 and $1,468 are included in selling, general and administrative expenses for the years ended December 30, 2007 and December 31, 2006, respectively.  Although we accept product returns, historical returns have been insignificant.  The Company records its revenue net of any sales taxes collected on its sales, which are subsequently remitted to the local tax office, as required.  We have sold separately-priced warranty arrangements covering certain durable goods.  In accordance with

Financial Accounting Standards Board (“FASB”) Technical Bulletin No.  90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” revenue on these warranty arrangements is recognized on a straight-line basis over the warranty service period, which is typically thirty-six months.  Costs associated with these warranty arrangements are recognized as they are incurred.  As of April 2003, we no longer offer these warranty arrangements.  As of December 30, 2007 we no longer have deferred revenue outstanding related to the unearned portion of the above described separately priced warranties.  The balance of deferred revenue, effective December 30, 2007, consists principally of advance billings for customer food orders.  For the years ended December 30, 2007 and December 31, 2006, revenues related to warranty arrangements were $0 and $105, respectively.

With respect to product sales, we recognize revenue on a gross basis, using the criteria outlined in Emerging Issues Task Force Issue (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, net of provisions for discounts and allowances.  Our product sales are collected utilizing major credit cards, prior to the sale of the DineWise branded products, or are collected within three days of delivery of other product sales.  All product sales are final and we have a “no return” policy. However, in limited instances, due to product quality or delivery delays, we may replace the product or issue a credit to the customer.

Impairment of Fixed Assets and Intangibles

We determine the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No.  144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.  Management believes there is no impairment of any long-lived assets as of December 30, 2007 and December 31, 2006.

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

Accounting for Uncertain Tax Positions

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

Debt Discount and Derivative Liability

As a result of the Company entering into a Subscription Agreement on July 14, 2006 with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the  "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures.  The value of

these embedded derivatives were $1,200 at July 14, 2006.    On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2009 (the”Debenture”) and a warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  The Company has identified certain embedded derivatives within the Debenture.  The value of these embedded derivatives was $477 at February 16, 2007.  These amounts were bifurcated from the Convertible Debentures and Debenture on the face of the balance sheet and a corresponding derivative liability was established.  These debt discounts will be amortized over their respective lives, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2009, respectively.  As of December 30, 2007 the unamortized debt discount was $1,240.  In the event the Convertible Debentures or Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations.  In addition, the change in the valuation of the embedded derivatives for the years ended December 30, 2007 and December 31, 2006 resulted in income (expense) of $1,311 and ($138), respectively, and was reflected in interest expense.  The valuation of the embedded derivatives for the conversion features was calculated using a binomial model, utilizing the Company’s stock price of $.05 per share and $.29 per share as of December 30, 2007 and December 31, 2006, respectively.  The value of the Warrants were calculated using the Black Scholes model with a volatility of 57% and 66%, a discount rate of 3.26% and 4.70% and an expected life of 3.5 and 4.5 years for the years ended December 30, 2007 and December 31, 2006, respectively.  Forfeiture and dividend rates were 0% for the years ended December 30, 2007 and December 31, 2006.  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

Results of Operations

Revenues and expenses consist primarily of the following components:

Revenues.

Revenues consist primarily of food sales.  Food sales include sales of prime cut proteins (such as beef, chicken, pork and fish) and assorted vegetables, soups, appetizers, desserts and other meal accents, as well as gourmet, prepared meals and prepared meal complements.  Included in revenues are shipping and handling charges billed to customers and sales credits and adjustments, including product returns.  Although we accept product returns, historical returns have been insignificant.  Also included in revenues are sales of durable goods such as cutlery, cookware and appliances and deferred service revenues related to warranty arrangements covering certain durable goods.  We follow FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”  Revenue related to these warranty arrangements is recognized on a straight-line basis over the warranty service period.  As of December 30, 2007 and December 31, 2006 we no longer have deferred revenue outstanding related to the unearned portion of the above described separately priced warranties.   Costs associated with these arrangements are expensed as incurred.  As of April 2003, we no longer offer warranty arrangements.

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

Interest Expense (Income), Net.

Consists of interest expense paid on the Company’s convertible debt outstanding, amortization of debt discount, and the change in the value of the embedded derivative liability for the period, net of any interest income earned on cash balances and marketable securities.

Income Taxes.

We are subject to corporate level income taxes and record a provision for income taxes based on an estimated effective tax rate for the year.

Year Ended December 30, 2007 Compared To Year Ended December 31, 2006

Revenue

Revenue decreased to $10,636 for the year ended December 30, 2007 as compared to $10,944 for the year ended December 31, 2006.  The decline in revenue of $308, or 3%, resulted primarily from a reduction in direct telemarketing food sales which was substantially offset by new branded sales with the Company’s focus on customer creation and marketing on the DineWise® branded product line.  In addition, in 2003, we stopped offering warranty arrangements and as a result, 2006 was the final year in which service income was recognized.  Revenues related to these arrangements were recognized over the life of the contract, generally 36 months.  As a result, service revenues related to warranty arrangements were $0 in 2007 as compared to $105 in 2006.  Direct telemarketing food sales were $7,163 in 2007 as compared to $8,957 in 2006 and houseware sales were $735 in 2007 as compared to $815 in 2006.  New customer sales from our DineWise® branded product line were $2,738 in 2007 as compared to $1,067 in 2006.  This increase of $1,671 or 57% is the result of a second quarter 2006 relaunch of the DineWise® brand, inclusive of its increased catalog mailing and e-tailing initiatives.  The Company expects to continue focusing its marketing investments on this brand utilizing a multi-channel marketing approach, inclusive of web advertising and search engine optimization, as well as catalog circulations, as it strives to continue improving its DineWise® sales and brand awareness.  However, until such time as the needed capital to continue to execute its marketing plan is secured, we will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities.

Cost of Goods Sold

Cost of goods sold decreased $513 to $5,097 for the year ended December 30, 2007 as compared to $5,610 for the prior year period.  Gross profit as a percent of revenue increased to 52.1% in 2007 as compared to 48.7% in 2006.  This improvement is primarily the result of a shift of sales to the Company’s higher margin DineWise® branded products which represented approximately 26% of sales in 2007 as compared to 10% in 2006.

Operating Expenses

Operating expenses decreased $1,539 to $6,976 in 2007 as compared to $8,515 in 2006.  The decrease was primarily the result of $1,205 in one time charges in conjunction with the closing of the reverse acquisition on July 14, 2006, which included an expense to consultants for the issuance of 2,250,000 shares of common stock, as well as incurring other transaction costs of $755.  Other decreases achieved were the result of a change in estimate in accounting for sales taxes of $209 and lower delivery expenses of $278 ($1,190 in 2007 and $1,468 in 2006), primarily related to shipping efficiencies achieved, reductions in professional fees of $372 ($335 in 2007 and $707 in 2006) primarily for services rendered in connection with the Company’s reverse acquisition consummated on July 14, 2006, reductions in employee and employee related costs of approximately $317, offset, in part by, increased marketing expenses on our Dinewise® branded products of $358 ($1,903 in 2007 and $1,545 in 2006), increased investor relations awareness and merger and acquisition consulting of $336 ($345 in 2007 and $9 in 2006), and increased stock compensation expense of $166 ($188 in 2007 and $22 in 2006).

Interest Expense

Interest (income) expense, net was ($332) and $323 for the year ended December 30, 2007 and December 31, 2006, respectively.  This is the result of interest expense of $463 and $120, in the respective periods, incurred on our $2,500 Convertible Debentures and $1,750 Debentures issued in July 2006 and February 2007 with an interest rate of 10% and 14% per annum, respectively, offset in part by interest income of $35 and $38.  In addition, the Company incurred amortization expense in the amount of $372 and $65, in the respective periods, as a result of amortizing the debt discount, and mark to market (income) expense of ($1,311) and $138 as a result of the (decrease) increase in the value of the embedded derivative liability for the period. In addition, the Company amortized $179 and $38 in finance costs associated with our Convertible Debentures and Warrants.  These amortization expenses will continue to be amortized each quarter over the five-year and two-year lives of the Convertible Debentures and Debentures, respectively.  In the event there is a conversion or prepayment of all or a portion of this debt, the Company will recognize immediately the unamortized deferred finance costs and debt discount expense related to the conversions or prepayments.  As of December 30, 2007 the unamortized portion of the deferred finance costs and debt discount were $368 and $1,240, respectively.

Income Taxes

In 2007 and 2006 we recorded income tax expenses of $8 and $5, respectively, which is comprised principally of state franchise taxes.  We have provided and continue to provide for a full valuation allowance against our deferred income tax assets.  The valuation allowance is subject to adjustment based upon our ongoing assessment of our future income and may be wholly or partially reversed in the future.

Net Loss

For the year ended December 30, 2007, net loss was $1,113 as compared to net loss of $3,509 for the year ended December 31, 2006.  The decrease in the net loss in 2007 was primarily due to the one time costs of the reverse acquisition on July 14, 2006, 2007 mark to market income as a result of a decrease in the value of the embedded derivative liability for the period, income from a change in estimate in accounting for sales taxes, and other expense reductions, as well as improvements in gross profit margins, offset by increased marketing expenses on our new DineWise® brand, increased interest expense related to our Convertible Debentures and Debentures, and other increased consulting and investor relations initiatives.

Contractual Obligations and Commercial Commitments

As of December 30, 2007, our principal commitments consisted of an obligation under an operating lease in connection with office space for our corporate headquarters, interest payments on our $2,500 Convertible Debentures issued on July 14, 2006, interest and principal payments on our $1,750 Debentures issued on February 16, 2007 and capital lease obligations.  Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.  Following is a summary of our contractual obligations.  We have no other commercial commitments.

Future minimum operating lease payments, adjusted for a lease amendment, as of July 1, 2007, interest payments on our $2,500 Convertible Debentures at 10% per annum, interest and principal payments on our $1,750 Debentures at 14% per annum, both assuming no conversion to common stock or prepayments, and capital lease obligations, including interest, are as follows (in thousands):

Year	Operating lease	Interest payments	Term Note Repayments	Capital Lease obligations	Total
2008	$125	$442	$530	$14	$1,111
2009	128	276	1,095	14	1,513
2010	132	240	-	14	386
2011	136	130	-	10	276
2012	140	131	-	-	271
Thereafter	156	-	-	-	156
	$817	$1,219	$1,625	$52	$3,713

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

Liquidity and Capital Resources

At December 30, 2007, we had a cash balance of $429 compared to a cash balance of $816 at December 31, 2006.  Our principal source of cash is the financing of accounts receivable through a third party financial institution whereby substantially all receivables generated from sales to customers are submitted for collection, without recourse.  Generally payments, net of financing fees of approximately 3%, are received within 3-5 business days from the date of submission.  We had working capital deficits at December 30, 2007 and December 31, 2006 of $2,301 and $1,510, respectively.  Included in our accrued expenses at December 30, 2007 and December 31, 2006 are net restructuring charges of $1,051 and $1,151, respectively.  In connection with these accrued charges, we may, from time to time, be in negotiations with vendors to pay reduced amounts which could result in forgiveness of debt income.  On July 14, 2006, we engaged in a financing transaction with Dutchess Private Equity Fund, LP and Dutchess Private Equities Fund II, LP (collectively, “Dutchess”) pursuant to which the Company sold $2,500 Convertible Debentures, with interest at the rate of 10% per annum, and warrants to purchase 5,050,505 shares of common stock at an exercise price of $.495 per share to Dutchess.  On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess, a $1,750 principal amount Debenture due March 31, 2009 and a warrant to purchase 4,000,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.25 per share.   The Company pays monthly interest on the outstanding principal amount of the Debenture at a rate per annum equal to 14%.   The Company will pay the remaining balance on the outstanding Debenture as of December 30, 2007 in monthly principal payments on the last business day of each month in the following amounts: (i) on January 31, 2008 and one consecutive month thereafter, $20; (ii) on March 31, 2008 and for five consecutive months thereafter, $35; (iii) on September 30, 2008 and for five consecutive months thereafter, $70; and (iv) on March 31, 2009, all amounts then due and payable under the Debenture. The Company may prepay the Debenture at any time from time to time without penalty and any future financing must first be utilized to repay the then outstanding balance on the Debenture, if any.  The Debenture is convertible at any time, at the option of Dutchess, into shares of common stock at a conversion price equal to the lesser of (i) 75% of the lowest closing bid price of the common stock during the 10 trading days immediately prior to the date that Dutchess sends the Company a signed conversion notice; or (ii) $0.51 per share.  In September 2007 and during the fourth quarter of 2007, the Company took actions to reduce expenses by eliminating both operating costs, including employee reductions, as well as reducing the current marketing spend on customer acquisition.  On March 17, 2008, the Company, amended its February 16, 2007 Debenture (“Debenture”) and its February 16, 2007 Warrant (“Warrant”) issued by the Company to Dutchess Private Equities Fund, Ltd (“Dutchess”).  The material changes are as follows:

1) The maturity date is extended from March 31, 2009 to March 31, 2010.

2) The interest rate per annum on the Debenture shall increase from 14% to 15% per annum on October 1, 2008, and shall increase to 16% per annum on April 1, 2009.

3) Monthly principal payments on the Debenture have been restructured as follows:

	Original Terms	Amended Terms
3/31/08 – 8/31/08	$35 per month	$20 per month
9/30/08-2/28/09	$70 per month	$35 per month
3/31/09	Remaining unpaid balance	$50
4/30/09-8/31/09	Not applicable	$50 per month
9/30/09-2/28/10	Not applicable	$65 per month
3/31/10	Not applicable	Remaining unpaid balance

4) Under the terms of the amendment, if at the end of any of the Company’s quarter end periods as filed with the SEC, the Company has cash deposits in any accounts, whether bank, brokerage or other accounts (“Bank Balance(s)”), that exceeds $750, the Company shall pay to Dutchess twenty percent (20%) of such amounts in excess of $750 but below $2,250; upon such time as the Company has in excess of $2,250 as a Bank Balance, the Company shall pay to Dutchess one hundred percent (100%) of such amounts in excess of $2,250.

Prior to the amendment, upon such time as the Company had in excess of $2,250 as a Bank Balance, the Company was required to pay to Dutchess one hundred percent (100%) of such amounts in excess of $2,250.

5) As of the date of this Addendum, two million Warrants (2,000,000) have fully vested and the remaining two million (2,000,000) unvested Warrants shall expire.

 In addition, the Company issued to Dutchess one million two hundred and forty thousand (1,240,000) shares of the Company’s Common Stock.

Until such time as additional capital is raised to accelerate its marketing plan, the Company will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities.  By executing these cost reductions to substantially reduce our quarterly losses, amending the Debenture as noted above which we anticipate will substantially improve the Company’s cash position during the upcoming year, and with the Company’s cash balances and its past experience to raise capital to fund its operations we believe that we have the resources to meet our obligations as they become due over the next twelve months.  While we are in process of raising additional capital to allow operations to continue at existing levels, and then further accelerate our marketing spend after such funding is attained, there is no assurance we will be able to raise the required capital.  In the event it takes longer to obtain appropriate funding, or we are unable to obtain such funding, we may need to significantly curtail additional expenses.  At December 30, 2007 we had $4,026 in convertible debt outstanding, gross of debt discount.  During the year ended December 30, 2007 convertible debt in the amount of $99 was converted to common stock.  We currently have no off -balance sheet financing arrangements.

For the year ended December 30, 2007, cash used in operations was $1,985, as compared to cash used in operations of $2,946 for the year ended December 31, 2006.  This was primarily attributable to a net loss for the period, adjusted for non-cash items of ($1,555), increases in inventory of $32, increased deferred finance costs of $210, decreased accrued expenses of $62, increased accounts receivable of $38, decreased income taxes payable of $245, offset, in part by, increased deferred revenue of $88, decreases in prepaid expenses and other assets of $42 and by increased accounts payable of $27.  Our operations are organized to have a cash-to-cash cycle of approximately 30 days.  This is accomplished by paying for inventory to outsourced vendors just prior to shipment to the customer, and maintaining certain levels of inventory on our branded products, and financing the accounts receivable from a third party financial institution or use of major credit card carriers.

For the year ended December 30, 2007 the Company made investments in property and equipment in the amount of  $14 related primarily for computer hardware.

For the year ended December 30, 2007 the Company received $1,750 from the issuance of convertible debt, made principal repayments of $125, and it made payments under its capital lease in the amount of $13.

We have not declared or paid any dividends for the year ended December 30, 2007 and we are currently restricted from paying dividends according to the financing agreements entered into on July 14, 2006 and February 16, 2007.  While we had accumulated accrued preferred stock dividends in the amount of $17,900 at June 25, 2006, the obligation to pay accrued and ongoing dividends terminated on July 14, 2006 in connection with the reverse acquisition of the Registrant, pursuant to which our preferred stock was converted into common stock of the Company.  The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

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

During the fiscal years ended August 31, 2004 and August 31, 2005 and the review for the subsequent interim periods, (a) there were no disagreements with Hatfield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hatfield, would have caused Hatfield to make reference to the subject matter of the disagreements in connection with its report, and (b) there were no "reportable events" as the term is defined in Item 304(a)(1)(v) of Regulation S-B.

ITEM 8A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 30, 2007.  Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, and in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company’s management, including its CEO and CFO, to allow timely decisions to be made regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The Company performed an evaluation, under supervision and with participation of the Company’s management, including its CEO and CFO, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2007.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

Not Applicable

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and officers

As of December 30, 2007, the executive officers and directors of the Company were as follows:

Name	Age	Description	Positions and Offices with the Registrant
Paul A. Roman	57	Executive Officer and Director	Chairman, President & Chief Executive Officer
Thomas McNeill	45	Executive Officer and Director	Vice President & Chief Financial Officer
Richard Gray	52	Director	Vice President Business Development & Chief Marketing Officer

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

Richard Gray has been Vice President Business Development & Chief Marketing Officer of the Company since October 2003 on a consulting basis.  His background consists of twenty-five years of general management, operations and marketing experience.  In 1979 Mr. Gray sold his healthcare company to W.R. Grace, continuing on to do mergers, acquisitions, joint ventures and licensing agreements for Chemed, a wholly-owned subsidiary of W.R. Grace.   He possesses broad experience in direct marketing with detailed knowledge of effective lifetime customer value strategies and integrated multi-channel programs. Prior to joining the Company, he has consulted in all areas of direct-to-consumer marketing and sales of perishable foods including: Atkinsnutritionals.com, Balduccis.com, and Vitamins.com.

Compliance with Section 16(a) of the Exchange Act

Dinewise, Inc. does not have a class of equity securities registered under Sections 12(b) or 12(g) of the Exchange Act and files this and other reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Exchange Act.   Accordingly, its directors, executive officers and 10% equity holders are not required to make filings under Section 16(a) of the Exchange Act.

Nominating Committee

The Company does not have a formal Nominating Committee, however its Board of Directors acts in this capacity.  As the Company’s cash resources improve, however, it will reassess this.

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

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 30, 2007 and December 31, 2006 the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our other most highly compensated executive officer whose total compensation during the year ended December 30, 2007 exceeded $100,000.  Certain columns were excluded as the information was not applicable.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	All other Compensation	Option Awards ($) (2)	Total $
Paul A. Roman, President, CEO and Chairman of the Board	2007	$350,000	-	$12,000	-	$362,000
	2006	$350,000	-	$12,000	-	$362,000

Thomas McNeill, VP and CFO	2007	$215,000	-	-	$127,000	$342,000
	2006	$149,000(1)	-	-	$16,000	$165,000

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

On April 17, 2006, the Company entered into an employment agreement with Thomas McNeill.  Pursuant to the agreement, Mr. McNeill receives a base salary of $215,000 and is eligible for year-end bonus awards based upon individual performance and the achievement of financial and operating targets.  If the Company terminates Mr. McNeill without Good Cause, he has the right to receive his base salary for one year from the date of termination and any other benefits to which he would otherwise be entitled.  In the event of a change of control, Mr. McNeill has the right to receive 1.5 times his base salary and any other benefits to which he would otherwise be entitled for a period of twelve months.  As of December 30, 2007, the fair value of unvested options that would vest upon change of control was $126,000.

The following table sets forth the individual grants of stock options made during the year ended December 30, 2007 to our Chief Executive Officer and our other most highly compensated executive officer whose total compensation during the year ended December 30, 2007 exceeded $100,000.  Certain columns were excluded as the information was not applicable to the Company.  There can be no assurance that the Grant Date Fair Value of Option Awards will ever be realized.  The amount of these awards that were expensed are shown in the Summary table above.

Grant of Plan Based Awards
Name and Principal Position	Grant Date	All other Option Awards- Numbers of Securities Underlying Options (#)	Exercise or Base price of Option Awards ($/sh)	Grant Date fair Value of Stock Option Awards ($)
Paul A. Roman, President, CEO and Chairman of the Board	N/A	N/A	N/A	N/A

Thomas McNeill, VP and CFO	N/A	N/A	N/A	N/A

Outstanding equity awards at fiscal year-end (1)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price	Option expiration date
Paul A. Roman	-	-	-	-
Thomas McNeill	975,000	975,000	$.495	Nov. 12, 2013

(1)

Certain columns were dropped as the information was not applicable.

On November 13, 2006, the Board of Directors granted Mr. McNeill 1,950,000 non-qualified stock options which vest 50% on the first and second anniversaries of the grant date, and are fully exercisable on November 12, 2008.

Compensation of Directors:

No board members received compensation in any form for their services as board members.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a)  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of February 29, 2008, the number and percentage of the outstanding shares of common stock which, according to the information supplied to DineWise, Inc., were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

Name and Address	Number of Shares Beneficially Owned	Percentage of Outstanding shares owned
MacKay Securities (1)	11,436,057	36.7%
Trust Company of the West (2)	4,276,203	13.7%
Paul A. Roman (3)	4,020,069	12.9%
Golden Tree Asset Management, LP (4)	2,845,712	9.1%
Crusader Securities, LLC (5)	1,794,500	5.8%
Thomas McNeill (6)	975,000	3.1%
Richard Gray (7)	250,000.8%
All directors and executive officers as a group (3 persons)	5,245,069	16.8%

(1)  The address for MacKay Securities is 9 West 57th Street, New York, New York  10019.

(2)  The address for Trust Company of the West is 11100 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(3)  The address for Paul A. Roman is c/o New Colorado Prime Holdings, Inc., 500 Bi-County Boulevard, Ste. 400, Farmingdale, New York  11735.

(4)  The address for Golden Tree Asset Management, LP is 300 Park Avenue, 25th Floor, New York, New York  10022.

(5)  The address for Crusader Securities, LLC is 230 Park Avenue, New York, New York  10169.

(6)  The address for Thomas McNeill is c/o New Colorado Prime Holdings, Inc., 500 Bi-County Boulevard, Ste. 400, Farmingdale, New York  11735.  Consists of 975,000 shares issuable upon exercise of currently exercisable options.

(7)  The address for Richard Gray is c/o New Colorado Prime Holdings, Inc., 500 Bi-County Boulevard, Ste. 400, Farmingdale, New York  11735. Consists of 250,000 shares issuable upon exercise of currently exercisable options.

b) Equity Compensation Plan Information

The table below sets forth certain information as of the Company's year ended December 30, 2007 regarding the shares of the Company's common stock available for grant or granted under stock option plans that (i) were adopted by the Company's stockholders and (ii) were not adopted by the Company's stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column )
Equity Compensation Plans approved by security holders	-	-	-
Equity Compensation Plans not approved by security holders	2,600,000	$.495	4,900,000
Total	2,600,000	$.495	4,900,000

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,  AND DIRECTOR INDEPENDENCE

Promoters and Control Persons:

See Part I, Item I “Overview and Description of Business” within this Form 10-KSB for a description of the acquisition of a shell company effective July 14, 2006.

Director independence and related transactions:

The Board of Directors is comprised of Paul A. Roman, the Company’s Chief Executive Officer, Thomas McNeill, the Company’s Chief Financial Officer and Richard Gray, the Company’s VP Business Development and a consultant to the Company.  None of the Directors is currently independent; however, the Company will assess the addition of independent board members based upon its future cash resources.  The Board of Directors acts as the Company’s Audit, Compensation and Nominating Committees.

During fiscal 2007 Arich, Inc., for which Mr. Gray is the sole owner, received remuneration for Mr. Gray’s services as the Company’s Vice President Business Development and Chief Marketing Officer in the amount of $60,000.

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

10.15	Negative Pledge Agreement, dated February 16, 2007 with Dutchess Private Equities Fund, Ltd (7).
10.16	Secured Continuing Unconditional Guaranty Agreement dated February 16, 2007, by and among New Colorado Prime Holdings, Inc., Colorado Prime Corporation and Dutchess Private Equities Fund, Ltd (7).
10.17	2006 Stock Option Plan (5) *
10.18	Form of Option Contract. (7) *
10.19	Asset Purchase Agreement between Delightful Deliveries, Inc and DineWise, Inc dated February 29, 2008. (9)
10.20	Addendum dated March 17, 2008, to the February 16, 2007 Debenture and February 16, 2007 Warrant by and between the Company and Dutchess. (8)
14	Code of Ethics. (7)
16	Letter on change in certifying accountant. (6)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14a/15d-14(a) of the Securities Exchange Act of 1934, as amended. (9)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14a/15d-14(a) of the Securities Exchange Act of 1934, as amended. (9)
32	Section 1350 Certifications (9)

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

(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated November 13, 2006 and filed with the SEC on November 13, 2006.

(6) Filed as an exhibit to the Company's Current Report on Form 8-K dated July 21, 2006 and filed with the SEC on July 21, 2006.

(7) Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on March 30, 2007.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 17, 2008 and filed with the SEC on March 17, 2008.

(9) Filed herewith

* Management contract or compensatory plan or arrangement

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

DineWise, Inc. paid or accrued the following fees in each of the prior two fiscal years to its principal accountant BDO Seidman, LLP:

	Year ended December 30, 2007	Year ended December 31, 2006
1. Audit fees	$130,000	$231,000
2. Audit-related fees	--	--
3. Tax fees	--	--
4. All other fees	--	--
Totals	$130,000	$231,000

Dinewise, Inc. has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors acts as Dinewise, Inc.’s audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent accountants a formal written statement describing all relationships between the accountants and Dinewise, Inc. that might bear on their independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Board discussed with the accountants any relationships that may impact their objectivity and independence, and satisfied itself as to the accountants’ independence. The Board also discussed with management and Dinewise, Inc.’s independent accountants the quality and adequacy of Dinewise, Inc.’s internal controls.

The Board discussed and reviewed with the independent accountants all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”.

The Board reviewed the audited consolidated financial statements of Dinewise, Inc. as of and for the years ended December 30, 2007 and December 31, 2006, with management and the independent accountants. Management has the sole ultimate responsibility for the preparation of Dinewise, Inc.’s financial statements and the independent accountants have the responsibility for their audits of those statements.

Based on the above-mentioned review and discussions with the independent accountants and management, the Board of Directors approved Dinewise Inc.’s audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 30, 2007 for filing with the Securities and Exchange Commission.

Dinewise, Inc.’s principal accountant, BDO Seidman, LLP did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

The Board of Directors pre-approves all work performed by the Company's accountants and considers whether non-audit services provided by BDO Seidman, LLP, if any, are compatible with maintaining auditor independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008

DINEWISE, INC.

By:	/s/ Paul A. Roman
Paul A. Roman
President and Chief Executive Officer

In accordance with the Exchange Act, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Roman	President, Chief Executive Officer	March 31, 2008
Paul A. Roman	and Chairman of the Board

/s/ Thomas McNeill	Vice President, Chief Financial Officer	March 31, 2008
Thomas McNeill	and Primary Accounting Officer

/s/ Richard F. Gray	Director and Consultant	March 31, 2008
Richard F. Gray

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

No annual report to stockholders or proxy materials were disseminated to the stockholders of Dinewise, Inc., during the fiscal year ended December 30, 2007.

DINEWISE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

DineWise, Inc.

We have audited the accompanying consolidated balance sheets of DineWise, Inc. (formerly Simplagene USA, Inc.) and Subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DineWise, Inc. and Subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in the summary of significant accounting policies, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R)  “Share Based Payments”, utilizing the modified prospective transition method effective December 26, 2005.

/S/ BDO Seidman, LLP

Melville, NY

March 25 , 2008

DINEWISE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 30,	December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$429	$816
Due from financial institution	103	65
Inventories	264	232
Prepaid expenses and other assets, net	33	71
Total current assets	829	1,184
Property and equipment, net	226	318
Deferred finance costs	368	338
Other assets, net	15	42
Total assets	$1,438	$1,882
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$646	$619
Accrued expenses	1,476	1,438
Deferred revenue	426	338
Income and other taxes payable	42	287
Convertible debt, short-term	530	-
Capital lease obligation, short-term	10	12
Total current liabilities	3,130	2,694
Convertible debt	2,256	1,365
Derivative liability	504	1,338
Capital lease obligation	33	44
Accrued expenses, long-term portion	50	150
Total liabilities	5,973	5,591
Commitments
Stockholders’ deficit
Preferred stock, par value $.001; authorized 10,000,000 shares;
issued and outstanding 0 shares,	-	-
Common stock, par value $.001 ; authorized 50,000,000 shares;
issued and outstanding 31,064,915 and 30,000,000, respectively	31	30
Additional paid-in capital	40,844	40,558
Accumulated deficit	(45,410)	(44,297)
Total stockholders’ deficit	(4,535)	(3,709)
Total liabilities and stockholders’ deficit	$1,438	$1,882

The accompanying notes are an integral part of these consolidated financial statements.

DINEWISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	Dec. 30, 2007	Dec. 31, 2006
	(Dollar amounts in thousands,
	except per share data)
Revenues	$10,636	$10,944
Cost of goods sold	5,097	5,610
Gross profit	5,539	5,334
Operating expenses	6,976	8,515
Operating loss	(1,437)	(3,181)
Interest (income) expense, net	(332)	323
Loss before provision for income taxes	(1,105)	(3,504)
Provision for income taxes	8	5
Net loss	$(1,113)	$(3,509)
Net loss per share (basic and diluted)	$(0.04)	$(0.13)
Common shares used in computing net loss
per share amounts (basic and diluted)	30,421,363	27,735,386

The accompanying notes are an integral part of these consolidated financial statements.

DINEWISE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Dollar amounts in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance at December 25, 2005	22,200	$37,682	913,690	$9	-	$(38,364)	$(673)
Accrual of preferred stock dividends	-	2,424	-	-	-	(2,424)	-
Issuance of stock to consultant related to reverse merger	-	-	2,250,000	2	448	-	450
Conversion of accrued preferred stock dividend to equity	-	(17,900)	-	-	17,900	-	-
Change in capital structure related to reverse merger	(22,200)	(22,206)	26,836,310	19	22,187	-	-
Fair value of stock options and warrants issued	-	-	-	-	23	-	23
Net loss	-	-	-	-	-	(3,509)	(3,509)
Balance at December 31, 2006	-	-	30,000,000	30	40,558	(44,297)	(3,709)
Net loss	-	-	-	-	-	(1,113)	(1,113)
Issuance of stock to consultant	-	-	150,000	-	29	-	29
Fair value of stock options and warrants issued	-	-	-	-	159	-	159
Issuance of stock related to the conversion of notes payable	-	-	914,915	1	98	-	99
Balance at December 30, 2007	-	$-	31,064,915	$31	$40,844	$(45,410)	$(4,535)

The accompanying notes are an integral part of these consolidated financial statements.

DINEWISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 30, 2007	December 31, 2006
	(Dollar amounts in thousands)
OPERATING ACTIVITIES:
Net loss	$(1,113)	$(3,509)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	309	189
Amortization of debt discount	372	65
Mark to market of derivative liability	(1,311)	138
Issuance of stock to consultants	29	450
Share based compensation expense	159	23
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(38)	36
Increase in inventory	(32)	(211)
Decrease (increase) in prepaid expenses and other assets	42	(22)
Increase in deferred finance costs	(210)	(246)
(Decrease) increase in income and other taxes payable	(245)	15
Increase in accounts payable	27	153
Increase in deferred revenue	88	19
Decrease in accrued expenses	(62)	(46)
NET CASH USED IN OPERATING ACTIVITIES	(1,985)	(2,946)
INVESTING ACTIVITIES:
Purchases of property and equipment	(14)	(92)
NET CASH USED IN INVESTING ACTIVITIES	(14)	(92)
FINANCING ACTIVITIES:
Proceeds from convertible debt financings	1,750	2,500
Payments on convertible debt financings	(125)	-
(Repayments) borrowings of capital lease obligations, net	(13)	48
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,612	2,548

NET DECREASE IN CASH AND CASH EQUIVALENTS	(387)	(490)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	816	1,306
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$429	$816
CASH PAID DURING THE PERIOD FOR:
Interest	$463	$120
Income Taxes	$-	$-
NON-CASH FINANCING ACTIVITIES
Reduction of convertible notes and increase in common stock and additional paid-in capital due to conversion of notes	$99	$-
Conversion of accrued preferred stock dividend to equity	$-	$(17,900)

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

Fiscal Year

The Company’s fiscal year ends on the last Sunday in December.  The Company’s 2007 fiscal year consisted of the fifty-two week period beginning on January 1, 2007 and ending on December 30, 2007.  The Company’s 2006 fiscal year consisted of the fifty-three week period beginning on December 26, 2005 and ending on December 31, 2006.

Revenue Recognition

The Company recognizes revenue from product sales, when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured.  Shipping and handling expenses of $1,190 and $1,468 are included in selling, general and administrative expenses for the fiscal years ended December 30, 2007 and December 31, 2006, respectively.  Although the Company accepts product returns, historical returns have been insignificant.

The Company has sold separately-priced warranty arrangements covering certain durable goods. In accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”, revenue on these warranty arrangements is recognized on a straight-line basis over the warranty service period, which is typically thirty-six months. Costs associated with these warranty arrangements are recognized as they are incurred.  As of April 2003, the Company no longer offers these warranty arrangements.  As of December 30, 2007, the Company no longer has deferred revenue outstanding related to the unearned portion of the above-described separately priced warranties.  The balance of deferred revenue, effective December 30, 2007, consists principally of advance billings for customer food orders.

The Company records its revenue net of any sales taxes collected on its sales, which are subsequently remitted to the local tax office, as required.

With respect to product sales, we recognize revenue on a gross basis, using the criteria outlined in Emerging Issues Task Force Issue (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, net of provisions for discounts and allowances.  Our product sales are collected utilizing major credit cards, prior to the sale of the DineWise branded products, or are collected within three days of delivery of other product sales.  All product sales are final and we have a “no return” policy. However, in limited instances, due to product quality or delivery delays, we may replace the product or issue a credit to the customer.

Cash and Cash Equivalents

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 30, 2007 and December 31, 2006, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

Inventories

Inventories consist principally of prepared meals and meal complements held at its outsourced fulfillment locations. Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

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

Long-Lived Assets

The Company determines the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Management believes there is no impairment of any long-lived assets as of December 30, 2007 and December 31, 2006.

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

Debt Discount and Derivative Liability

As a result of the Company entering into a Subscription Agreement on July 14, 2006 with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the  "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures.  The value of these embedded derivatives were $1,200 at July 14, 2006.    On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2009 (the”Debenture”) and a warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  The Company has identified certain embedded derivatives within the Debenture.  The value of these embedded derivatives was $477 at February 16, 2007.  These amounts were bifurcated from the Convertible Debentures and Debenture on the face of the balance sheet and a corresponding derivative liability was established.  These debt discounts will be amortized over their respective lives, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2009, respectively.  As of December 30, 2007 and December 31, 2006 the unamortized debt discount was $1,240 and $1,135, respectively.  In the event the Convertible Debentures or Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations.  In addition, the change in the valuation of the embedded derivatives for the years ended December 30, 2007 and December 31, 2006 resulted in income (expense) of $1,311 and ($138), respectively, and was reflected in interest expense.  The valuation of the embedded derivatives for the conversion features was calculated using a binomial model, utilizing the Company’s stock price of $.05 per share and $.29 per share as of December 30, 2007 and December 31, 2006, respectively.  The value of the Warrants were calculated using the Black Scholes model with a volatility of 57% and 66%, a discount rate of 3.26% and 4.70% and an expected life of 3.5 and 4.5 years  for the years ended December 30, 2007 and December 31, 2006, respectively.  Forfeiture and dividend rates were 0% for the years ended December 30, 2007 and December 31, 2006.  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

Amortization of Deferred Finance Costs

As a result of the Company’s $2,500 Convertible Debenture financing completed on July 14, 2006, and its $1,750 Convertible Debenture financing completed on February 16, 2007, it incurred deferred finance charges of $375 and $210, respectively.  These amounts are being amortized monthly, as a charge to interest expense, over the 5-year and 2-year terms of the Convertible Debentures, respectively.  For the years ended December 30, 2007 and December 31, 2006, amortization expense was $179 and $37, respectively.  In the event the Convertible Debentures or Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the deferred finance charges related to the amount reduced will be immediately recognized as interest expense.  As of December 30, 2007 and December 31, 2006, unamortized deferred finance charges were $368 and $338, respectively.

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

Accounting for Uncertain Tax Positions

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

Restructuring Costs

The Company accounts for restructuring costs pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). Under FAS 146, a liability is recognized when the costs are incurred and such costs are initially recorded at fair value.

Concentration Risk

The Company purchased approximately 68% and 83% of its food products from one vendor during the years ended December 30, 2007 and December 31, 2006. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase food products.

All of the Company’s receivables are due from one financial institution (TD Banknorth, Inc.) under an agreement in which the Company receives payment on its receivables within 3-5 business days.  The Company has had no losses on collections in the past, and since this institution is deemed financially sound, there is little, if any, collection risk at this time.

Stock Based Compensation

SFAS 123R, “Share-Based Payment” addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, and related interpretation, that the Company had previously used. The Company has adopted SFAS No. 123R effective December 26, 2005 (the beginning of its 2006 fiscal year) using the modified prospective method. The Company adopted a nonqualified stock option plan on November 13, 2006 (see footnote 10).  There were no options granted prior to 2006. In the year ended December 30, 2007 and December 31, 2006, as a result of the adoption of SFAS No.123R, the Company recorded share-based compensation for options attributable to employees, officers, directors and consultants of $188 and $23, respectively.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, which will be effective for years beginning after November 15, 2008. We are currently evaluating the impact of FAS 157 on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations,” and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that FAS 141 (revised 2007) will have on our accounting for past and future acquisitions and our consolidated financial statements.

Statement No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of FAS 160 are to be applied retrospectively, and FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that FAS 160 will have on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin 110, or "SAB No. 110," which expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" stock options in accordance with SFAS No. 123 (R). SAB No. 110 allows for the continued use, under certain circumstances, of the "simplified" method in developing an estimate of the expected term of so-called "plain vanilla" stock options, and we will continue to use such method until such time as there is sufficient historical evidence on which we can base an estimate of the expected term of our stock options.

Reclassification

Certain items in the prior year have been reclassified to conform to current year presentation.

NOTE 2.

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

NOTE 3.

PLAN OF RESTRUCTURING

To generate cash to fund the operations of the Company, and to satisfy the requirement to repay its principal lenders, the Company sold its accounts receivable at a significant discount throughout 2003.

In addition, the Company restructured its operations to enhance short-term liquidity through cost reductions. In April, 2003, the Company closed down its direct to consumer sales and telemarketing operations. This included closing all sales offices outside of its corporate office, all telemarketing centers, and all distribution routes. Approximately 930 employees and 55 lessees were terminated pursuant to the Company's revised operating plans. The Company's present operations consist of fulfilling reorder customers through the use of an outsourced delivery agent.  Also, the Company attracts new customers through multi-channel media which include catalogues, e-commerce, strategic alliances as well as existing customer referrals.  The Company fully satisfied all outstanding borrowings under its credit facility through the proceeds from the sale of accounts receivable in July and December of 2003 with a financial institution. Accordingly, under the business model, the Company no longer participates in the collection of accounts receivable.  This is now outsourced to this financial institution as discussed in the Summary of Significant Accounting Policies.

The following table summarizes the restructuring activity, which is included in accrued expenses, as follows:

Accrued restructuring charges at December 25, 2005	$1,271
Utilized (asset write-offs and cash payments)	(120)
Accrued restructuring charges at December 31, 2006	$1,151
Utilized (cash payments)	(100)
Accrued restructuring charges at December 30, 2007	$1,051

The balance of accrued restructuring charges consisted of the following:

	December 30, 2007	December 31, 2006
Accrued future and past minimum payments under current and delinquent lease obligations	$901	$901
Break fee under renegotiation of lease (See Note 12)	150	250
	$1,051	$1,151

In connection with the restructuring activities noted above, the Company stopped paying various vendors who were providing goods and services to the Company (although the related liabilities are recorded in accounts payable in the accompanying consolidated balance sheet).  The Company may, from time to time, be in negotiations with vendors to pay a reduced amount; when the Company reaches an agreement with the vendor the Company may record forgiveness of debt income.  As of December 30, 2007 and December 31, 2006, $897 and $793 related to delinquent lease obligations, respectively.

NOTE 4.

INVENTORIES

Inventories consist principally of prepared meals and meal complements held at the Company’s outsourced fulfillment locations.  Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.  As of December 30, 2007 and December 31, 2006 inventories were $264 and $232, respectively.

NOTE 5.

PREPAID EXPENSES AND OTHER ASSETS, NET

Prepaid expenses and other assets, net consists of the following as of December 30, 2007 and December 31, 2006:

	December 30, 2007	December 31, 2006
Prepaid insurance, net	17	58
Other	16	13

	$33	$71

NOTE 6.

PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following as of December 30, 2007 and December 31, 2006:

	December 30, 2007	December 31, 2006
Machinery and office equipment	$232	$519
Capitalized software and development	279	279
	511	798
Less accumulated depreciation and amortization	(285)	(480)
	$226	$318

NOTE 7.

ACCRUED EXPENSES

Accrued expenses consist of the following as of December 30, 2007 and December 31, 2006:

	December 30, 2007	December 31, 2006
Accrued restructuring charges	$1,051	$1,151
Payroll and health benefits	203	179
Professional fees	174	137
Other	98	121
	$1,526	$1,588

Accrued expenses include the long-term portion of the break fee associated with the re-negotiation of the capital lease.  At December 30, 2007 and December 31, 2006 the long-term portion of the break fee was $50 and $150, respectively.

NOTE 8.

LOSS PER COMMON SHARE

Net loss per common share amounts (basic EPS) are computed by dividing net loss by the weighted average number of common shares outstanding, excluding any potential dilution. Net loss per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution from the exercise of stock options and warrants, and the conversion into common stock of convertible loans. Diluted EPS for fiscal years 2007 and 2006 are the same as basic EPS, as the inclusion of the impact of any common stock equivalents outstanding during those periods would be anti-dilutive. The Company is using the amount of shares that were issued from Merco to the shareholders of NCPH for all periods presented that are prior to the Closing Date for purposes of calculating earnings per share.

Common stock equivalents not included in EPS are as follows :

	Year ended
	12/30/07	12/31/06
Stock options	2,600,000	2,600,000
Stock warrants	700,000	200,000
Convertible Debt #1 (1)	9,901,000	10,101,000
Convertible Debt #2 (2)	7,186,000	-
Total	20,387,000	12,901,000

 (1) At December 30, 2007 and December 31, 2006, the Company had a) $2,401 and $2,500, respectively, of Convertible Debentures at a conversion price at the lesser of $.495 or 80% of the best bid price in the ten days prior to conversion and b) Warrants issued to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share.  The above calculation of potential shares outstanding were calculated based upon a conversion price of $.495, however this conversion price could be lower in the future with respect to the convertible debentures in whole or in part.

(2) At December 30, 2007 and December 31, 2006 the Company had a) $1,625 and $0, respectively of  Debentures at a conversion price at the lesser of $.51 or 75% of the best bid price in the ten days prior to conversion and b) Warrants issued to purchase 4,000,000 shares of Common Stock at an exercise price of $.25 per share.  The above calculation of potential shares outstanding was calculated based upon a conversion price of $.51 for the Debentures, however this conversion price could be lower in the future with respect to the Debentures in whole or in part.

At December 30, 2007 and December 31, 2006 the best bid price was $.05 and $.60, respectively, and if the Convertible Debenture or Debenture was converted based upon that price the dilution would be greater than that shown in the above table.

NOTE 9.

INCOME TAXES

The provision for income taxes of $8 and $5 for the fiscal years ended December 30, 2007 and December 31, 2006 is comprised principally of state franchise taxes.

Significant components of deferred income tax assets and liabilities as of December 30, 2007 and December 31, 2006 are as follows:

	December 30, 2007	December 31, 2006
Deferred tax assets:
Depreciation	$-	$-
Net operating loss carryforwards	13,304	12,598
Deferred revenue	-	-
Accrued expenses and other, net	672	603
	13,976	13,201
Deferred tax liabilities:
Embedded derivatives	297	275
Depreciation	4	1
Prepaid expenses	6	22
Deferred tax asset	13,669	12,903
Less valuation allowance	(13,669)	(12,903)
	-	-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets and liabilities, expected future taxable income and tax planning strategies in making this assessment. Management has considered the Company's history of generating tax losses and its accumulated deficit as significant negative evidence as to the realizability of its deferred tax assets. Accordingly, at December 30, 2007 and December 31, 2006, the Company has established valuation allowances against its deferred tax assets.

At December 30, 2007 the Company has net operating loss carryforwards (“NOLs”) for federal income tax purposes of $34,449, which are available to offset future federal taxable income, if any. Such net operating losses expire from 2022 through 2027.  The utilization of these NOLs may be subject to limitations based upon past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.  The Company has determined that an ownership change had occurred as of July 14, 2006 (see Note 3 above “the Merger Agreement”), however, has not evaluated the applicability of this provision.  The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Due to the significant doubt as to the Company’s ability to ulitize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established.  As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre tax loss.

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

The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company’s financial position, cash flows or results of operations upon adoption, as the Company did not have any unrecognized tax benefits.  The Company also evaluated its tax positions as of December 30, 2007 and reached the same conclusion.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of January 1, 2007 and December 30, 2007, the Company had no accrued interest or penalties and has no uncertain tax positions subject to examination by the relevant tax authorities as of December 30, 2007. The Company files a consolidated U.S. federal income tax return as well as unitary income and sales tax returns in several state jurisdictions, of which New York, North Carolina and California are the most significant. The Internal Revenue Service has completed examinations of the Company’s federal returns for taxable years prior to 1993.  The Company is currently being examined by the state of North Carolina for the taxable years 2003 through 2005.

NOTE 10.

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

During 2006, a total of 2,600,000 nonqualified options were granted. All options granted in 2006 were to become exercisable 50% on the first and second anniversary, respectively, of the option grant, and fully exercisable on the second anniversary of the stock option grant.

There were no options granted in 2007.

A summary of the Company's stock option plan activity as of December 30, 2007, and changes during the twelve months then ended is as follows:

	Shares	Weighted Average exercise price	Weighted average Remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2006	2,600,000	$.495	6.9	-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 30, 2007	2,600,000	$.495	5.9	$-
Exercisable, December 30, 2007	1,300,000	$.495	5.9	$-

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.  There were no stock grants in 2007:

2006
Expected volatility	71%
Weighted-average volatility	71%
Expected dividends	0%
Expected term (in years)	4.5
Risk-free interest rates	5.0%

Shared based compensation expense for the years ended December 30, 2007 and December 31, 2006 was $188, or $.01 per share, and $23, or $.00 per share, respectively.  Based upon the unvested options outstanding at December 30, 2007, share based compensation expense will be $133 and $0 in fiscal 2008 and 2009, respectively.

NOTE 11.

PENSION PLAN

The Company sponsors a 401(k) defined contribution plan (the “Plan”) available to all employees who have attained the age of 21 and have completed six months of service with the Company. Under the Plan, participants may elect to defer up to 20% of their annual compensation as contributions to the Plan. Forfeitures are used to reduce the Company’s contributions.  The Plan provides for discretionary contributions.  There were no contributions for fiscal 2006 or 2007.

NOTE 12.

COMMITMENTS

In March 2004, the Company re-negotiated the capital lease of its corporate headquarters located in Farmingdale, New York, converting it to an operating lease and reducing its office space.  The Company was charged a break fee of $590, with $90 paid in 2004 and the balance payable in sixty equal monthly  installments of approximately $8 commencing July 2004.  As of December 30, 2007 and December 31, 2006, the Company had $150 and $250 in accrued restructuring charges relating to this break fee, respectively.

Future minimum operating lease payments, adjusted for the lease amendment as of December 30, 2007 are as follows:

2008	125
2009	128
2010	132
2011	136
2012	140
Thereafter	156
$817

Rent expense charged to operations was $126 and $119 for the years ended December 30, 2007 and December 31, 2006, respectively.

The Company is subject from time-to-time to legal proceedings arising out of the normal conduct of its business, which the Company believes will not materially affect its financial position or results of operations.

NOTE  13.

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

The Company has identified certain embedded derivatives within the Convertible Debentures and the Debentures as a result of the variable nature of the conversion price formula of the Convertible Debentures and the Debentures.  The value of these embedded derivatives was $1,200 at July 14, 2006, the date the Convertible Debentures were issued, and $477 on February 16, 2007, the date the Debenture was issued.  These amounts were bifurcated from the Convertible Debentures and the Debentures on the face of the balance sheet and a corresponding derivative liability was established.  This debt discount will be amortized over the life of the Convertible Debentures and the Debentures, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2009, respectively.  As of December 30, 2007 and December 31, 2006 the unamortized debt discount was $1,240 and $1,135, respectively.  In the event the Convertible Debentures or the Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations.  In addition, the change in the valuation of the embedded derivatives during the year ended December 30, 2007 and December 31, 2006 resulted in income (expense) of $1,311 and ($138) respectively, and was reflected in interest income (expense).  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

As of December 30, 2007 the convertible debentures outstanding are as follows:

Convertible Debentures and Debentures	$4,026
Debt Discount	(1,240)
Convertible Debentures and Debentures, net	2,786
Less current portion	(530)
Convertible Debentures and Debentures, long term	$2,256

As of December 30, 2007 the derivative liability outstanding is as follows:

Liability at December 31, 2006	$1,338
New derivative on Feb 16, 2007	477
Decrease in Valuation	(1,311)
Liability at December 30, 2007	$504

On March 17, 2008, the Company, amended its February 16, 2007 Debenture and its February 16, 2007 Warrant issued by the Company to Dutchess.  See footnote 15 for a summary of the changes to those agreements.

NOTE 14.

STOCKHOLDERS’ DEFICIT

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

NOTE 15.

SUBSEQUENT EVENTS:

Amendment of Debenture and Warrant:

On March 17, 2008, the Company, amended its February 16, 2007 Debenture (“Debenture”) and its February 16, 2007 Warrant (“Warrant”) issued by the Company to Dutchess Private Equities Fund, Ltd (“Dutchess”).  The material changes are as follows:

1) The maturity date is extended from March 31, 2009 to March 31, 2010.

2) The interest rate per annum on the Debenture shall increase from 14% to 15% per annum on October 1, 2008, and shall increase to 16% per annum on April 1, 2009.

3) Monthly principal payments on the Debenture have been restructured as follows:

	Original Terms	Amended Terms
3/31/08 – 8/31/08	$35 per month	$20 per month
9/30/08-2/28/09	$70 per month	$35 per month
3/31/09	Remaining unpaid balance	$50
4/30/09-8/31/09	Not applicable	$50 per month
9/30/09-2/28/10	Not applicable	$65 per month
3/31/10	Not applicable	Remaining unpaid balance

4) Under the terms of the amendment, if at the end of any of the Company’s quarter end periods as filed with the SEC, the Company has cash deposits in any accounts, whether bank, brokerage or other accounts (“Bank Balance(s)”), that exceeds $750, the Company shall pay to Dutchess twenty percent (20%) of such amounts in excess of $750 but below $2,250; upon such time as the Company has in excess of $2,250 as a Bank Balance, the Company shall pay to Dutchess one hundred percent (100%) of such amounts in excess of $2,250.

Prior to the amendment, upon such time as the Company had in excess of $2,250 as a Bank Balance, the Company was required to pay to Dutchess one hundred percent (100%) of such amounts in excess of $2,250.

5) As of the date of this Addendum, two million Warrants (2,000,000) have fully vested and the remaining two million (2,000,000) unvested Warrants shall expire.

 In addition, the Company issued to Dutchess one million two hundred and forty thousand (1,240,000) shares of the Company’s Common Stock.

Asset Purchase Agreement:

On February 29, 2008, the Company, entered into a definitive Asset Purchase Agreement (“APA”) with Delightful Deliveries (“DD”), a New York corporation engaged in the marketing and selling of gourmet gift baskets, gourmet food and other products through its catalogue and on-line website marketing.

Under the terms of the APA, the Company will acquire substantially all the assets and assume certain liabilities of DD.  Eric Lituchy, the President of DD, will be appointed President of a new division (the “Division”) of the Company which will operate the DD business and will be provided a two-year employment agreement.

The APA is expected to close on or about April 30, 2008, or such later date as is mutually agreed to, subject to certain closing conditions, including 1) the completion of the Company’s satisfactory due diligence and 2) the Company achieving adequate financing.  The Company will pay $2,450 at closing and issue a two year Convertible Subordinated Note (the “Note”) to DD in the amount of $550. The Note will be secured by the acquired assets and payable in eight equal quarterly payments of $69 plus accrued interest.  In addition, within 30 days of the completion of the Company’s audited financials for the year ending December 31, 2008, an additional amount (“Earn Out”) of up to $3,000 may be payable based upon the Division’s 2008 EBITDA.  50% of the Earn Out amount will be paid in cash and the balance by a two-year Note, bearing interest at 8% per annum.