Form 10-Q
period 2008-03-31
Dinewise, Inc.
filed 2008-05-14
CIK 1192323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Dinewise, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	333-100110	01-0741042
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

500 Bi-County Blvd., Suite 400,  Farmingdale, NY  11735-3940

(Address of Principal Executive Office) (Zip Code)

(631) 694-1111

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 7, 2008, the registrant had a total of 32,378,915 Common Shares outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

Transitional Small Business Disclosure Format (Check one):		Yes	X	No

Dinewise, Inc.

DINEWISE, INC.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollar amounts in thousands, except per share data)

	March 30,	December 30,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$437	$429
Due from financial institution	147	103
Inventories	161	264
Prepaid expenses and other assets, net	25	33
Total current assets	770	829
Property and equipment, net	206	226
Deferred finance costs	323	368
Other assets, net	9	15
Total assets	$1,308	$1,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$698	$646
Accrued expenses	1,440	1,476
Deferred revenue	407	426
Income and other taxes payable	43	42
Convertible debt, short-term	380	530
Capital lease obligation, short-term	10	10
Total current liabilities	2,978	3,130

Convertible debt	2,404	2,256
Derivative liability	300	504
Capital lease obligation	31	33
Accrued expenses, long-term portion	25	50
Total liabilities	5,738	5,973

Commitments

Stockholders’ deficit
Preferred stock, par value $.001; authorized 10,000,000 shares;
issued and outstanding 0 shares,	-	-

Common stock, par value $.001; authorized 50,000,000 shares;
issued and outstanding 32,378,915 and 31,064,915, respectively	32	31

Additional paid-in capital	40,894	40,844
Accumulated deficit	(45,356)	(45,410)
Total stockholders’ deficit	(4,430)	(4,535)
Total liabilities and stockholders’ deficit	$1,308	$1,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended
	March 30, 2008	April 1, 2007
	(Dollar amounts in thousands, except per share data)

Revenues	$2,315	$2,687
Cost of goods sold	1,011	1,344

Gross profit	1,304	1,343
Operating expenses	1,240	1,513

Operating income (loss)	64	(170)
Interest expense (income), net	9	(53)

Loss before provision for income taxes	55	(117)
Provision for income taxes	1	2

Net income (loss)	$54	$(119)

Net income (loss) per share (basic and diluted)	$0.00	$(0.00)

Common shares used in computing net income (loss)	31,303,107	30,005,799
per share amounts (basic and diluted)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended
	March 30,	April 1,
	2008	2007
	(Dollar amounts in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$54	$(119)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	71	64
Amortization of debt discount	103	53
Mark to market and adjustment of derivative liability	(254)	(227)
Share based compensation expense	36	35

Changes in operating assets and liabilities:
Increase in accounts receivable	(44)	(112)
Decrease in inventory	103	7
Decrease (increase) in prepaid expenses and other assets	8	(29)
Increase in deferred finance costs	-	(210)
Increase (decrease) in income and other taxes payable	1	(207)
Increase (decrease) in accounts payable	52	(34)
Decrease in deferred revenue	(19)	(13)
(Decrease) increase in accrued expenses	(61)	99
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	50	(693)

INVESTING ACTIVITIES:
Purchases of property and equipment	-	(2)

NET CASH USED IN INVESTING ACTIVITIES	-	(2)

FINANCING ACTIVITIES:
Proceeds from convertible debt financing	-	1,750
Payments on convertible debt financings	(40)	-
Repayments of capital lease obligations, net	(2)	(5)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(42)	1,745

NET INCREASE IN CASH AND CASH EQUIVALENTS	8	1,050

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	429	816

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$437	$1,866

CASH PAID DURING THE PERIOD FOR:
Interest	$116	$93
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Reduction of convertible notes and increase in common stock and additional paid-in capital due to conversion of notes	$2	$3

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

Until such time as additional capital is raised to accelerate its marketing plan, the Company will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities.  By executing these cost reductions to substantially reduce our quarterly losses, amending the Debenture as noted below which we anticipate will substantially improve the Company’s cash position during the upcoming year, and with the Company’s cash balances and its past experience to raise capital to fund its operations we believe that we have the resources to meet our obligations as they become due over the next twelve months.  While we are in process of raising additional capital to allow operations to continue at existing levels, and then further accelerate our marketing spend after such funding is attained, there is no assurance we will be able to raise the required capital.  In the event it takes longer to obtain appropriate funding, or we are unable to obtain such funding, we may need to significantly curtail additional expenses.

NOTE B - BASIS OF PRESENTATION

Principles of consolidation

The condensed interim consolidated financial statements include the accounts of Dinewise, Inc. and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and SEC rules for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the annual consolidated financial statements and the footnotes thereto contained in the Company’s annual report to the Securities and Exchange Commission for the fiscal year ended on December 30, 2007, filed on Form 10-KSB on March 31, 2008.  In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 28, 2008.

Fiscal year

The Company's fiscal year ends on the last Sunday in December. The Company's 2008 first fiscal quarter consisted of the thirteen-week period, which began on December 31, 2007 and ended on March 30, 2008. The Company's 2007 first fiscal quarter consisted of the thirteen-week period, which began on January 1, 2007 and ended on April 1, 2007.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company recognizes revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured.  Shipping and handling expenses of $256 and $302 are included in selling, general and administrative expenses for the fiscal quarters ended March 30, 2008 and April 1, 2007, respectively.  Although the Company accepts product returns, historical returns have been insignificant.

The Company has sold separately-priced warranty arrangements covering certain durable goods. In accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”, revenue on these warranty arrangements is recognized on a straight-line basis over the warranty service period, which is typically thirty-six months. Costs associated with these warranty arrangements are recognized as they are incurred.  As of April 2003, the Company no longer offers these warranty arrangements.  As of December 30, 2007, we no longer have deferred revenue outstanding related to the unearned portion of the above described separately priced warranties.  The balance of deferred revenue, effective December 30, 2007, consists principally of advance billings for customer food orders.

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

Cash and cash equivalents

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At March 30, 2008 and December 30, 2007, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

Estimated useful lives are as follows:

Machines and office equipment: 5 to 8 years

Capitalized software and development: 3 years

Long-lived assets

The Company determines the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Management believes there was no impairment of any long-lived assets as of March 30, 2008 and December 30, 2007.

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

Debt discount and derivative liability

As a result of the Company entering into a Subscription Agreement on July 14, 2006 with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the  "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures.  The value of these embedded derivatives were $1,200 at July 14, 2006.    On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2010, as amended on March 17, 2008 (the”Debenture”) and a warrant amended on March 17, 2008 to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  See Note I for a complete summary of the Company’s amendment of the Debenture.  The Company has identified certain embedded derivatives within the Debenture.  The value of these embedded derivatives was $477 at February 16, 2007.  These amounts were bifurcated from the Convertible Debentures and Debenture on the face of the balance sheet and a corresponding derivative liability was established.  These debt discounts will be amortized over their respective lives, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2010, respectively.  As of March 30, 2008 and December 30, 2007 the unamortized debt discount was $1,200 and $1,240, respectively.  In the event the Convertible Debentures or Debenture are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations.  In addition, the change in the valuation of the embedded derivatives for the three months ended March 30, 2008 and April 1, 2007 resulted in income of $254 and $227, respectively, and was reflected in interest expense.  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

Amortization of deferred finance costs

As a result of the Company’s $2,500 Convertible Debenture financing completed on July 14, 2006, and its $1,750 Debenture financing completed on February 16, 2007, it incurred deferred finance charges of $375 and $210, respectively.  These amounts are being amortized monthly, as a charge to interest expense, over the 5-year and 2-year terms of the notes, respectively.  In the first quarter of 2008 and 2007, amortization expense was $45 and $32, respectively.  In the event the Convertible Debentures or the Debenture are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the deferred finance charges related to the amount reduced will be immediately recognized as interest expense.  As of March 30, 2008 and December 30, 2007, unamortized deferred finance charges were $323 and $368, respectively.

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

Concentration risk

The Company purchased approximately 69% and 70% of its food products from one vendor during the three months ended March 30, 2008 and April 1, 2007, respectively. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase food products.

All of the Company’s receivables are due from one financial institution (TD Banknorth, Inc.) under an agreement in which the Company receives payment on its receivables within 3-5 business days.  The Company has had no losses on collections in the past, and since this institution is deemed financially sound, there is little, if any, collection risk at this time.

Stock based compensation

SFAS 123R, “Share-Based Payment” addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, and related interpretation, that the Company had previously used. The Company has adopted SFAS No. 123R effective December 26, 2005 (the beginning of its 2006 fiscal year) using the modified prospective method. The Company adopted a nonqualified stock option plan on November 13, 2006.  There were no options granted prior to fiscal 2006. In the three months ended March 30, 2008 and April 1, 2007, as a result of the adoption of SFAS No.123R, the Company recorded share-based compensation for options attributable to employees, officers, directors and consultants of $36 and $35, respectively.

NOTE D- RECENTLY ADOPTED AND NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

We adopted FAS No. 157 on December 30, 2007.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements, and details the disclosures that are required for items measured at fair value. Under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of our financial assets or liabilities.

We currently have one financial instrument that must be measured under the new fair value standard.  This financial Liability is a derivative liability.  We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, which are as follows:

•

Level 1 - inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

•

Level 2 - inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

•

Level 3 - unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing assets or liabilities based on the best information available.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial liabilities that are required to be measured at fair value on a recurring basis at March 30, 2008.

Description	Classification	Value at March 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivatives	Non current liabilities	$300	-	-	$300

Total liabilities		$300	$ -	$ -	$300

The following table summarizes the changes in fair value of our Level 3 assets and liabilities:

Fair Value Measurements of Liabilities Using Level 3 Inputs
Derivative liabilities
Beginning balance at year-end 2007	$504

Total Gains (Losses) (realized or unrealized)

Included in earnings	267
Included in other comprehensive income	_
Transfers in or out of Level 3	_
Purchases, sales, issuances and settlements	63

Ending balance at March 30, 2008	$300
267
Gains (losses) for the 2008 first quarter included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date

The valuation of the embedded derivatives for the conversion features was valued using a binomial model, utilizing the Company’s stock price at the point of valuation.  The value of the Warrants were calculated using the Black Scholes model with observable inputs to the valuation model including volatility, discount rates, forfeiture rates, dividend rates and the expected life.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations,” (“FAS 141”) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”).  FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of FAS 141 (revised 2007) on our accounting for past and future acquisitions and on our consolidated financial statements.

FAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of FAS 160 are to be applied retrospectively, and FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of FAS 160 on our consolidated financial statements.

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

NOTE E- PLAN OF RESTRUCTURING

To generate cash to fund the operations of the Company, and to satisfy the requirement to repay its principal lenders, the Company sold its accounts receivable at a significant discount throughout 2003.  In addition, the Company restructured its operations to enhance short-term liquidity through cost reductions. In April 2003, the Company closed down its direct to consumer sales and telemarketing operations. This included closing all sales offices outside of its corporate office, all telemarketing centers, and all distribution routes. Approximately 930 employees and 55 lessees were terminated pursuant to the Company's revised operating plans. The Company's present operations consist of fulfilling reorder customers through the use of an outsourced delivery agent.  Also, the Company has commenced attracting new customers through multi-channel media which include catalogues, e-commerce, strategic alliances and exhibit marketing as well as existing customer referrals.  The Company fully satisfied all outstanding borrowings under its credit facility through the proceeds from the sale of accounts receivable in July and December of 2003 with a new financial institution. Accordingly, under the current business model, the Company no longer participates in the collection of accounts receivable.  This is now outsourced to the financial institution as discussed in Note C Summary of Significant Accounting Policies.

The balance of accrued restructuring charges consisted of the following:

	March 30, 2008	December 30, 2007
Accrued future and past minimum payments under current and delinquent lease obligations	$901	$901
Break fee under renegotiation of lease (See Note H)	125	150
	$1,026	$1,051

In connection with the restructuring activities noted above, the Company stopped paying various vendors who were providing goods and services to the Company (although the related liabilities are recorded in the accompanying consolidated balance sheet).  The Company may, from time to time, be in negotiations with vendors to pay a reduced amount; when the Company reaches an agreement with the vendor the Company may record forgiveness of debt income.  As of March 30, 2008 and December 30, 2007, $901 and $897 related to delinquent lease obligations, respectively.

NOTE F- ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 30, 2008 and December 30, 2007:

	March 30, 2008	December 30, 2007
Accrued restructuring charges	$1,026	$1,051
Payroll and health benefits	233	203
Professional fees	109	174
Other	97	98
	$1,465	$1,526

Accrued expenses include the long-term portion of the break fee associated with the re-negotiation of the Company’s capital lease. At March 30, 2008 and December 30, 2007 the long-term portion of the break fee was $25 and $50, respectively.

NOTE G- INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share amounts (basic EPS) are computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding any potential dilution. Net income (loss) per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution from the exercise of stock options and warrants, and the conversion into common stock of convertible loans. Diluted EPS for quarters ended March 30, 2008 and April 1, 2007 are the same as basic EPS, as the inclusion of the impact of any common stock equivalents outstanding during those periods would be anti-dilutive.

Common stock equivalents not included in EPS are as follows:

	Three months ended
	March 30,	April 1,
	2008	2007
Stock options	2,600,000	2,600,000
Stock warrants	600,000	200,000
Convertible Debt #1 (1)	9,897,858	10,101,010
Convertible Debt #2 (2)	5,107,843	7,431,373
Total	18,205,701	20,332,383

(1)

At March 30, 2008 the Company had outstanding a) $2,399 convertible debentures at a conversion price at the lesser of $.495 or 80% of the best bid price in the ten days prior to conversion and b) warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share.  The above calculation of potential shares outstanding was calculated based upon a conversion price of $.495, however this conversion price could be lower in the future with respect to the convertible debentures in whole or in part.

(2)

At March 30, 2008 the Company had outstanding a) $1,585 convertible debentures at a conversion price at the lesser of $.51 or 75% of the best bid price in the ten days prior to conversion and b) warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $.25 per share.  The above calculation of potential shares outstanding was calculated based upon a conversion price of $.51 for the convertible debentures, however this conversion price could be lower in the future with respect to some or all of the Convertible Debentures.

NOTE H- COMMITMENTS

In March 2004, the Company re-negotiated the capital lease of its corporate headquarters located in Farmingdale, New York, converting it to an operating lease and reducing its office space. The Company was charged a break fee of $590, with $90 paid in 2004 and the balance payable in sixty equal monthly installments of approximately $8 each commencing July 2004. As of March 30, 2008 and December 30, 2007, the Company has accrued $125 and $150, respectively in accrued restructuring charges relating to this break fee.

Future minimum operating lease payments, adjusted for the lease amendment, as of March 30, 2008 are as follows:

YEAR ENDED
2008	94
2009	128
2010	132
2011	136
2012	140
Thereafter	156
$786

Rent expense charged to operations was $32 and $31 for the three months ended March 30, 2008 and April 1, 2007, respectively.

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

On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2009 (the”Debenture”) and a warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.   The Company will pay monthly interest on the outstanding principal amount of the Debenture at a rate per annum equal to 14%, commencing on March 31, 2007, and on the last day of each calendar month thereafter until the principal amount is paid in full. Amortizing payments of interest and the aggregate principal amount outstanding under the Debenture are to be made by the Company.

On March 17, 2008, the Company amended the February 16, 2007 Debenture (“Debenture”) and the February 16, 2007 Warrant (“Warrant”) issued by the Company to Dutchess Private Equities Fund, Ltd (“Dutchess”).  The material changes are as follows:

1)

The maturity date of the Debenture is extended from March 31, 2009 to March 31, 2010.

2)

The interest rate per annum on the Debenture shall increase from 14% to 15% per annum on October 1, 2008 and shall increase to 16% per annum on April 1, 2009.

3)

Monthly principal payments on the Debenture have been restructured as follows:

	Original Terms	Amended Terms
3/31/08 – 8/31/08	$35 per month	$20 per month
9/30/08-2/28/09	$70 per month	$35 per month
3/31/09	Remaining unpaid balance	$50
4/30/09-8/31/09	Not applicable	$50 per month
9/30/09-2/28/10	Not applicable	$65 per month
3/31/10	Not applicable	Remaining unpaid balance

4)

Under the terms of the amendment, if at the end of any of the Company’s quarter end periods as filed with the SEC, the Company has cash deposits in any accounts, whether bank, brokerage or other accounts (“Bank Balance(s)”), that exceed $750, the Company shall pay to Dutchess twenty percent (20%) of such amounts in excess of $750 but below $2,250; upon such time as the Company has in excess of $2,250 as a Bank Balance, the Company shall pay to Dutchess one hundred percent (100%) of such amounts in excess of $2,250.

Prior to the amendment, upon such time as the Company had in excess of $2,250 as a Bank Balance, the Company was required to pay to Dutchess one hundred percent (100%) of such amounts in excess of $2,250.

5)

As of the date of the amendment, two million Warrants (2,000,000) have fully vested and the remaining two million (2,000,000) unvested Warrants shall expire.

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

The Company has identified certain embedded derivatives within the convertible debentures as a result of the variable nature of the conversion price formula of the convertible debentures.  The value of these embedded derivatives was $1,200 at July 14, 2006, the date the Convertible Debentures were issued, and $477 on February 16, 2007, the date the Debenture was issued.  These amounts were bifurcated from the convertible debentures on the face of the balance sheet and a corresponding derivative liability was established.  This debt discount will be amortized over the life of the convertible debentures, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2010, respectively.  As of March 30, 2008 and December 30, 2007 the unamortized debt discount was $1,200 and $1,240, respectively.  In the event the Convertible Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charge to operations.  In addition, the change in the valuation of the embedded derivatives during the three months ended March 30, 2008 and April 1, 2007 resulted in income of $254 and $227 respectively and was reflected in interest expense.  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

As of March 30, 2008 and December 30, 2007 the convertible debentures outstanding were as follows:

	March 30, 2008	December 30, 2007
convertible debentures	$3,984	$4,026
debt discount	(1,200)	(1,240)
convertible debentures, net	2,784	2,786
Less current portion	(380)	(530)
convertible debentures, long term	$2,404	$2,256

As of March 30, 2008 the derivative liability outstanding was as follows:

Liability at December 30, 2007	$504
Decrease in Valuation, net	(204)
Liability at March 30, 2008	$300

On March 17, 2008, as a result of an amendment to the Company’s Debenture, the Company accounted for the amendments, in accordance with EITF 96-19 and 06-6.  The original debt instrument and the modified debt instrument, as well as the change in the conversion features were not deemed substantially different as defined by being at least 10% different from the original value.  Accordingly there is no deemed extinquishment of the old debt.   Accordingly the Company recorded expense of $6 reflected in interest expense, net, as follows:

Expense (income)
1,240,000 shares issued to Dutchess	$13
2,000,000 warrants terminated upon the amendment	(7)
Total	$6

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

Fiscal Year

Our fiscal year ends on the last Sunday in December.  Our 2008 fiscal year will consist of the fifty-two week period which began on December 31, 2007 and ends on December 28, 2008; our 2007 fiscal year consisted of the fifty-two week period which began on January 1, 2007 and ended on December 30, 2007.

Revenue Recognition

We recognize revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured.  Shipping and handling expenses of $256 and $302 are included in selling, general and administrative expenses for the fiscal quarters ended March 30, 2008 and April 1, 2007, respectively.  Although we accept product returns, historical returns have been insignificant.

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

Impairment of Fixed Assets and Intangibles

We determine the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No.  144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.  Management believes there is no impairment of any long-lived assets as of March 30, 2008 and December 30, 2007.

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

Debt discount and Derivative liability

As a result of the Company entering into a Subscription Agreement on July 14, 2006 with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the  "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures.  The value of these embedded derivatives were $1,200 at July 14, 2006.    On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2010, as amended on March 17, 2008, (the”Debenture”) and a warrant to purchase 2,000,000 shares, as amended on March 17, 2008, of the Company’s common stock at an exercise price of $0.25 per share.  See Note I for a complete summary of the Company’s amendment of its Debenture.  The Company has identified certain embedded derivatives within the Debenture.  The value of these embedded derivatives was $477 at February 16, 2007.  These amounts were bifurcated from the Convertible Debentures and Debenture on the face of the balance sheet and a corresponding derivative liability was established.  These debt discounts will be amortized over their respective lives, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2010, respectively.  As of March 30, 2008 and December 30, 2007 the unamortized debt discount was $1,200 and $1,240, respectively.  In the event the Convertible Debentures or Debenture are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations.  In addition, the change in the valuation of the embedded derivatives for the three months ended March 30, 2008 and April 1, 2007 resulted in income of $254 and $227, respectively, and was reflected in interest expense.  In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

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

Three Months Ended March 30, 2008 Compared To Three Months Ended April 1, 2007

Revenue

Revenue decreased to $2,315 for the three months ended March 30, 2008 as compared to $2,687 for the three months ended April 1, 2007.  The decline in revenue of $372, or 13.8%, resulted primarily from a reduction in direct telemarketing food sales with the focus of new sales, customer creation and marketing on the DineWise® branded product line.  The Company expects to continue focusing its marketing investments on this brand utilizing a multi-channel marketing approach, inclusive of web advertising and search engine optimization, as well as catalog circulations, as it strives to continue improving its DineWise® sales and brand awareness.  However, until such time as the needed capital to continue to execute our marketing plan is secured, we will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities.  Direct telemarketing food sales were $1,579 in 2008 as compared to $1,878 in 2007 and houseware sales were $139 in 2008 as compared to $197 in 2007.  Sales from our DineWise® branded product line were $597 in 2008 as compared to $612 in 2007.

Cost of Goods Sold

Cost of goods sold decreased $333 to $1,011 for the three months ended March 30, 2008 as compared to $1,344 for the prior year period.  Gross profit as a percent of revenue increased to 56.3% in 2008 as compared to 50.0% in 2007.  This improvement is primarily the result of a shift of sales to the Company’s higher margin DineWise® branded products which represented approximately 26% of sales in 2008 as compared to 23% in 2007, as well as consumer price increases and mix of products sold.

Operating Expenses

Operating expenses decreased $273 to $1,240 in 2008 as compared to $1,513 in 2007.  The decrease was primarily the result of decreased marketing expenses on our Dinewise® branded products of $217 ($201 in 2008 and $418 in 2007), reductions in employee and employee related costs of $166 and lower delivery expenses, primarily related to the decline in sales, of $46 ($256 in 2008 and $302 in 2007), offset, in part by, a change in estimate in accounting for sales taxes resulting in a recovery of $209 in 2007 and none in 2008.

Interest Expense

Interest expense (income), net was $9 and ($53), for the three months ended March 30, 2008 and April 1, 2007, respectively.  This is the result of interest expense of $116 and $93 in the respective periods, incurred on our $2,500 Convertible Debentures and $1,750 Debenture issued in July 2006 and February 2007 with an interest rate of 10% and 14% per annum, respectively, offset in part by interest income of $3 and $6.  In addition, the Company incurred amortization expense in the amount of $103 and $53, in the respective periods, as a result of amortizing the debt discount, and mark to market income of ($254) and ($227) as a result of the decrease in the value of the embedded derivative liability for the period. In addition, the Company amortized $45 and $32 in finance costs associated with our Convertible Debentures and Warrants.  These amortization expenses will continue to be amortized each quarter over the five-year and two-year lives of the Convertible Debentures, respectively.  In the event there is a conversion or prepayment of all or a portion of this debt, the Company will recognize immediately the unamortized deferred finance costs and debt discount expense related to the conversions or prepayments.  As of March 30, 2008 the unamortized portion of the deferred finance costs and debt discount were $323 and $1,137, respectively.

Income Taxes

In 2008 and 2007 we recorded income tax expenses of $1 and $2, respectively, which is comprised principally of state franchise taxes.  We have provided and continue to provide for a full valuation allowance against our deferred income tax assets.  The valuation allowance is subject to adjustment based upon our ongoing assessment of our future income and may be wholly or partially reversed in the future.

Net Income (Loss)

For the three months ended March 30, 2008, net income was $54 as compared to a net loss of $119 for the three months ended April 1, 2007.  This improvement was primarily due to reduced operating expenses of $273 and the change in mark to market income of $27 ($254 in 2008 and $227 in 2007) related to the change in the value of the embedded derivative liability, offset, in part by, $39 less gross profit due to reduced sales, offset in part by improved margins, increased interest expense of $23 due to increased borrowings during the period, as well as increased amortization of debt discount and loan fees of $63.

Contractual Obligations and Commercial Commitments

As of March 30, 2008, our principal commitments consisted of an obligation under an operating lease in connection with office space for our corporate headquarters, interest payments on our $2.5 million Convertible Debentures issued on July 14, 2006, interest and principal payments on our $1.750 million Convertible Debentures issued on February 16, 2007 and capital lease obligations.  Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.  Following is a summary of our contractual obligations.  We have no other commercial commitments:

Future minimum operating lease payments, adjusted for a lease amendment, as of March 30, 2008, interest payments on our $2.5 million Convertible Debentures at 10% per annum, interest and principal payments on our $1.750 million Convertible Debentures at 14%-16% per annum, both assuming no conversion to common stock or prepayments, and capital lease obligations, including interest, are as follows (in thousands):

Year	Operating lease	Interest payments	Term-Note Repayments	Capital Lease obligations	Total

2008	94	356	260	11	721
2009	128	407	630	14	1,179
2010	132	265	695	14	1,106
2011	136	130	-	10	276
2012	140	-	-	-	140
Thereafter	156	-	-	-	156
	$786	$1,158	$1,585	$49	$3,578

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

Liquidity and Capital Resources

At March 30, 2008, we had a cash balance of $437 compared to a cash balance of $429 at December 30, 2007.  Our principal source of cash is the financing of accounts receivable through a third party financial institution whereby substantially all receivables generated from sales to customers are submitted for collection, without recourse.  Generally payments, net of financing fees of approximately 3%, are received within 3-5 business days from the date of submission.  We had working capital deficits at March 30, 2008 and December 30, 2007 of $2,208 and $2,301, respectively.  Included in our accrued expenses at March 30, 2008 and December 30, 2007 are net restructuring charges of $1,026 and $1,051, respectively.  In connection with these accrued charges, we may, from time to time, be in negotiations with vendors to pay reduced amounts which could result in forgiveness of debt income.  On July 14, 2006, we engaged in a financing transaction with Dutchess Private Equity Fund, LP and Dutchess Private Equities Fund II, LP (collectively, “Dutchess”) pursuant to which the Company sold $2,500 Convertible Debentures, with interest at the rate of 10% per annum, and warrants to purchase 5,050,505 shares of common stock at an exercise price of $.495 per share to Dutchess.  On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess, a $1,750 principal amount Debenture due March 31, 2009 and a warrant to purchase 4,000,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.25 per share.   The Company pays monthly interest on the outstanding principal amount of the Debenture at a rate per annum equal to 14%.   On March 17, 2008, the Company amended the February 16, 2007 Debenture (“Debenture”) and its February 16, 2007 Warrant (“Warrant”) issued by the Company to Dutchess Private Equities Fund, Ltd (“Dutchess”).  The material changes are as follows:

1)

The maturity date of the Debenture is extended from March 31, 2009 to March 31, 2010.

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

5)

As of the date of the amendment, two million Warrants (2,000,000) have fully vested and the remaining two million (2,000,000) unvested Warrants shall expire.

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

Until such time as additional capital is raised to accelerate its marketing plan, the Company will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities.  By executing these cost reductions to substantially reduce our quarterly losses, amending the Debenture as noted above which we anticipate will substantially improve the Company’s cash position during the upcoming year, and with the Company’s cash balances and its past experience to raise capital to fund its operations we believe that we have the resources to meet our obligations as they become due over the next twelve months.  While we are in process of raising additional capital to allow operations to continue at existing levels, and then further accelerate our marketing spend after such funding is attained, there is no assurance we will be able to raise the required capital.  In the event it takes longer to obtain appropriate funding, or we are unable to obtain such funding, we may need to significantly curtail additional expenses.  At March 30, 2008 we had $3,984 in convertible debt outstanding, gross of debt discount.  During the three months ended March 30, 2008 convertible debt in the amount of $2 was converted to common stock.  We currently have no off -balance sheet financing arrangements.

For the three months ended March 30, 2008, cash provided by operations was $50, as compared to cash used in operations of $693 for the three months ended April 1, 2007.  This was primarily attributable to a net income for the period, adjusted for non-cash items of $10, decreased inventory of $103, increased accounts payable of $52, decreases in prepaid expenses and other assets of $8 and increased taxes payable of $1, offset, in part, by decreased accrued expenses of $61, increased accounts receivable of $44 and decreased deferred revenue of $19.  Our operations are organized to have a cash-to-cash cycle of approximately 30 days.  This is accomplished by paying for inventory to outsourced vendors just prior to shipment to the customer, and maintaining certain levels of inventory on our branded products, and financing the accounts receivable from a third party financial institution or use of major credit card carriers.

For the three months ended March 30, 2008 the Company made no investments in property and equipment.

For the three months ended March 30, 2008 the Company made principal payments on its convertible debt in the amount of $40 and made payments under capital leases in the amount of $2.

We have not declared or paid any dividends in the three months ended March 30, 2008 and we are currently restricted from paying dividends according to the financing agreements entered into on July 14, 2006 and February 16, 2007.  The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

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

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 30, 2008.  Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, and in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company’s management, including its CEO and CFO, to allow timely decisions to be made regarding required disclosure.

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

Date:  May 14, 2008