Form 10-Q
period 2008-06-29
Dinewise, Inc.
filed 2008-08-07
CIK 1192323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 29, 2008
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File No. 333-100110

Dinewise, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	01-0741042
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

500 Bi-County Blvd., Suite 400, Farmingdale, NY 11735-3940

(Address of Principal Executive Offices) (Zip Code)

(631) 694-1111

(Issuer’s Telephone Number, Including Area Code)

Not applicable

(Former Name, Former Address and Former Fiscal Year,

if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐   NO ☒

As of August 1, 2008, the registrant had a total of 32,378,915 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

DINEWISE, INC.

June 29, 2008

INDEX

PART I. FINANCIAL INFORMATION
Page Number

Item 1.

Financial Statements

3

Condensed Consolidated Balance Sheets - June 29, 2008 (unaudited)
and December 30, 2007

3

Condensed Consolidated Statements of Operations – Six Months ended
June 29, 2008 and July 1, 2007 (unaudited)

4

Condensed Consolidated Statements of Operations – Three Months ended
June 29, 2008 and July 1, 2007 (unaudited)

5

Condensed Consolidated Statements of Cash Flows – Six Months ended
June 29, 2008 and July 1, 2007 (unaudited)

6

Notes To Condensed Consolidated Financial Statements (Unaudited)

7

Item 2.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

19

Item 3.

Controls And Procedures

26

PART I.     OTHER INFORMATION

Item 6.

Exhibits

28

SIGNATURES

29

DINEWISE, INC.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

ASSETS	June 29, 2008	December 30, 2007
Current assets:
Cash and cash equivalents	$410	$429
Due from financial institution	105	103
Inventories	125	264
Prepaid expenses and other assets, net	49	33
Total current assets	689	829
Property and equipment, net	191	226
Deferred finance costs	293	368
Other assets, net	8	15
Total assets	$1,181	$1,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$577	$646
Accrued expenses	1,417	1,476
Deferred revenue	403	426
Income and other taxes payable	44	42
Convertible debt, short-term	450	530
Capital lease obligation, short-term	10	10
Total current liabilities	2,901	3,130

Convertible debt	2,345	2,256
Derivative liability	293	504
Capital lease obligation	28	33
Accrued expenses, long-term portion	—	50
Total liabilities	5,567	5,973

Commitments

Stockholders’ deficit
Preferred stock, par value $.001; authorized 10,000,000 shares; issued and outstanding 0 shares,	—	—

Common stock, par value $.001; authorized 50,000,000 shares; issued and outstanding 32,378,915 and 31,064,915, respectively	32	31

Additional paid-in capital	40,930	40,844
Accumulated deficit	(45,348)	(45,410)
Total stockholders’ deficit	(4,386)	(4,535)
Total liabilities and stockholders’ deficit	$1,181	$1,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Six Months Ended
	June 29, 2008	July 1, 2007
Revenues	$4,643	$5,527
Cost of goods sold	2,013	2,747

Gross profit	2,630	2,780

Operating expenses	2,327	3,452

Operating income (loss)	303	(672)

Interest expense (income), net	239	(158)

Income (loss) before provision for income taxes	64	(514)

Provision for income taxes	2	4

Net income (loss)	$62	$(518)

Net income (loss) per share (basic and diluted)	$0.00	$(0.02)

Common shares used in computing net income (loss) per share amounts (basic and diluted)	31,841,011	30,072,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 29, 2008	July 1, 2007
	(Dollar amounts in thousands except per share data)
Revenues	$2,328	$2,840
Cost of goods sold	1,002	1,403

Gross profit	1,326	1,437

Operating expenses	1,087	1,939

Operating income (loss)	239	(502)

Interest expense (income), net	230	(105)

Income (loss) before provision for income taxes	9	(397)

Provision for income taxes	1	2

Net income (loss)	$8	$(399)

Net income (loss) per share (basic and diluted)	$0.00	$(0.01)

Common shares used in computing net income (loss) per share amounts (basic and diluted)	32,378,915	30,139,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months ended
	June 29, 2008	July 1, 2007
	Dollar amount in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$62	$(518)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	121	148
Amortization of debt discount	193	164
Mark to market and adjustment of derivative liability	(261)	(602)
Share based compensation expense	72	86

Changes in operating assets and liabilities:
Increase in accounts receivable	(2)	(99)
Decrease in inventory	139	62
(Increase) decrease in prepaid expenses and other assets	(15)	16
Increase in deferred finance costs	—	(210)
Increase (decrease) in income and other taxes payable	2	(205)
(Decrease) increase in accounts payable	(69)	30
Decrease in deferred revenue	(23)	(15)
Decrease in accrued expenses	(109)	(112)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	110	(1,255)

INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(11)

NET CASH USED IN INVESTING ACTIVITIES	(4)	(11)

FINANCING ACTIVITIES:
Proceeds from convertible debt financing	—	1,735
Payments on convertible debt financings	(120)	—
Repayments of capital lease obligations, net	(5)	(8)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(125)	1,727

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19)	461

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	429	816

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$410	$1,277

CASH PAID DURING THE PERIOD FOR:
Interest	$231	$215
Income Taxes	$—	$—

NON-CASH FINANCING ACTIVITIES
Reduction of convertible notes and increase in common stock and additional paid-in capital due to conversion of notes	$2	$57

The accompanying notes are an integral part of these condensed consolidated financial statements.

DINEWISE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 29, 2008

(Dollar amounts in thousands, except per share data)

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

DINEWISE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 29, 2008

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

Fiscal year

The Company's fiscal year ends on the last Sunday in December. The Company's 2008 six-month period consisted of the twenty-six weeks , which began on December 31, 2007 and ended on June 29, 2008. The Company's 2007 six-month period consisted of the twenty-six weeks , which began on January 1, 2007 and ended on July 1, 2007.

The Company’s 2008 second fiscal quarter consisted of the thirteen-week period, which began on March 31, 2008 and ended on June 29, 2008. The Company’s 2007 second fiscal quarter consisted of the thirteen-week period, which began on April 2, 2007 and ended on July 1, 2007.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company recognizes revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured. Shipping and handling expenses of $233 and $490 are included in selling, general and administrative expenses for the three and six months ended June 29, 2008 respectively, and $300 and $602 for the three and six months ended July 1, 2007 , respectively. Although the Company accepts product returns, historical returns have been insignificant.

The Company has sold separately priced warranty arrangements covering certain durable goods. In accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”, revenue on these warranty arrangements is recognized on a straight-line basis over the warranty service period, which is typically thirty-six months. Costs associated with these warranty arrangements are recognized as they are incurred. As of April 2003, the Company no longer offers these warranty arrangements. As of December 30, 2007, we no longer have deferred revenue outstanding related to the unearned portion of the above-described separately priced warranties. The balance of deferred revenue, effective December 30, 2007, consists principally of advance billings for customer food orders.

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

DINEWISE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 29, 2008

Cash and cash equivalents

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 29, 2008 and December 30, 2007, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

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

Estimated useful lives are as follows:

Machines and office equipment: 5 to 8 years

Capitalized software and development: 3 years

Long-lived assets

The Company determines the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Management believes there was no impairment of any long-lived assets as of June 29, 2008 and December 30, 2007.

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

DINEWISE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 29, 2008

Debt discount and derivative liability

As a result of the Company entering into a Subscription Agreement on July 14, 2006 with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures. The value of these embedded derivatives were $1,200 at July 14, 2006. On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2010, as amended on March 17, 2008 (the”Debenture”) and a warrant amended on March 17, 2008 to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. See Note I for a complete summary of the Company’s amendment of the Debenture. The Company has identified certain embedded derivatives within the Debenture. The value of these embedded derivatives was $477 at February 16, 2007. These amounts were bifurcated from the Convertible Debentures and Debenture on the face of the balance sheet and a corresponding derivative liability was established. These debt discounts will be amortized over their respective lives, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2010, respectively. As of June 29, 2008 and December 30, 2007 the unamortized debt discount was $1,109 and $1,240 respectively. In the event the Convertible Debentures or Debenture are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations. In addition, the change in the valuation of the embedded derivatives for the three and six months ended June 29, 2008 resulted in income of $7 and $261, respectively, and for the three and six months ended July 1, 2007 of $375 and $602, respectively, and was reflected in interest expense. In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

Amortization of deferred finance costs

As a result of the Company’s $2,500 Convertible Debenture financing completed on July 14, 2006, and its $1,750 Debenture financing completed on February 16, 2007, it incurred deferred finance charges of $375 and $210, respectively. These amounts are being amortized monthly, as a charge to interest expense, over the 5-year and 2-year terms of the notes, respectively. In the three and six months ended June 29, 2008, amortization expense was $30 and $75, respectively. In the three and six months ended July 1, 2007, amortization expense was $52 and $84, respectively. In the event the Convertible Debentures or the Debenture are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the deferred finance charges related to the amount reduced will be immediately recognized as interest expense. As of June 29, 2008 and December 30, 2007, unamortized deferred finance charges were $293 and $368, respectively.

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

DINEWISE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 29, 2008

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

Concentration risk

The Company purchased approximately 69% of its food products from one vendor during the three and six months ended June 29, 2008 and July 1, 2007. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase food products.

All of the Company’s receivables are due from one financial institution (TD Banknorth, Inc.) under an agreement in which the Company receives payment on its receivables within 3-5 business days. The Company has had no losses on collections in the past, and since this institution is deemed financially sound, there is little, if any, collection risk at this time.

Stock based compensation

SFAS 123R, “Share-Based Payment” addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, and related interpretation, that the Company had previously used. The Company has adopted SFAS No. 123R effective December 26, 2005 (the beginning of its 2006 fiscal year) using the modified prospective method. The Company adopted a nonqualified stock option plan on November 13, 2006. There were no options granted prior to fiscal 2006. As a result of the adoption of SFAS No.123R, the Company recorded share-based compensation for options attributable to employees, officers, directors and consultants of $36 and $72, in the three and six months ended June 29, 2008, respectively, and $51 and $86 and in the three and six months ended July 1, 2007, respectively.

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

DINEWISE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 29, 2008

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial liabilities that are required to be measured at fair value on a recurring basis at June 29, 2008.

Description	Classification	Value at June 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivatives	Non current liabilities	$293	—	—	$293

Total liabilities		$293	$—	$—	$293

DINEWISE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 29, 2008

The following table summarizes the changes in fair value of our Level 3 assets and liabilities:

Fair Value Measurements of Liabilities Using Level 3 Inputs
Derivative liabilities

Beginning balance at year-end 2007	$504

Total (Gains) Losses (realized or unrealized)

Included in earnings	(274)
Included in other comprehensive income	—
Transfers in or out of Level 3	—
Purchases, sales, issuances and settlements	63

Ending balance at June 29, 2008	$293
Gains (losses) for the 2008 six months ended included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	274

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

DINEWISE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 29, 2008

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

The balance of accrued restructuring charges consisted of the following:

	June 29, 2008	December 30, 2007
Accrued future and past minimum payments under current and delinquent lease obligations	$901	$901
Break fee under renegotiation of lease (See Note H)	100	150
	$1,001	$1,051

In connection with the restructuring activities noted above, the Company stopped paying various vendors who were providing goods and services to the Company (although the related liabilities are recorded in the accompanying consolidated balance sheet). The Company may, from time to time, be in negotiations with vendors to pay a reduced amount; when the Company reaches an agreement with the vendor the Company may record forgiveness of debt income. As of June 29, 2008 and December 30, 2007, $901 and $897 related to delinquent lease obligations, respectively.

NOTE F- ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 29, 2008 and December 30, 2007:

	June 29, 2008	December 30, 2007

Accrued restructuring charges	$1,001	$1,051
Payroll and health benefits	263	203
Professional fees	118	174
Other	35	98
	$1,417	$1,526

Accrued expenses include the long-term portion of the break fee associated with the re-negotiation of the Company’s capital lease. At June 29, 2008 and December 30, 2007 the long-term portion of the break fee was $0 and $50, respectively.

DINEWISE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 29, 2008

NOTE G- INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share amounts (basic EPS) are computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding any potential dilution. Net income (loss) per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution from the exercise of stock options and warrants, and the conversion into common stock of convertible loans. Diluted EPS for the quarter and six months ended June 29, 2008 and July 1, 2007 are the same as basic EPS, as the inclusion of the impact of any common stock equivalents outstanding during those periods would be anti-dilutive.

Common stock equivalents not included in EPS are as follows:

	Six Months Ended
	6/29/08	7/1/07
Stock options	2,600,000	2,600,000
Stock warrants	600,000	700,000
Convertible Debt #1 (1)	9,897,858	9,986,727
Convertible Debt #2 (2)	4,950,980	7,401,000

Total	18,048,838	20,687,727

(1)

At June 29, 2008 the Company had outstanding a) $2,399 convertible debentures at a conversion price at the lesser of $.495 or 80% of the best bid price in the ten days prior to conversion and b) warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share. The above calculation of potential shares outstanding was calculated based upon a conversion price of $.495, however this conversion price could be lower in the future with respect to the convertible debentures in whole or in part.

(2)

At June 29, 2008 the Company had outstanding a) $1,505 convertible debentures at a conversion price at the lesser of $.51 or 75% of the best bid price in the ten days prior to conversion and b) warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $.25 per share. The above calculation of potential shares outstanding was calculated based upon a conversion price of $.51 for the convertible debentures, however this conversion price could be lower in the future with respect to some or all of the Convertible Debentures.

NOTE H- COMMITMENTS

In March 2004, the Company re-negotiated the capital lease of its corporate headquarters located in Farmingdale, New York, converting it to an operating lease and reducing its office space. The Company was charged a break fee of $590, with $90 paid in 2004 and the balance payable in sixty equal monthly installments of approximately $8 each commencing July 2004. As of June 29, 2008 and December 30, 2007, the Company has accrued $100 and $150, respectively in accrued restructuring charges relating to this break fee.

Future minimum operating lease payments, adjusted for the lease amendment, as of June 29, 2008 are as follows:

YEAR ENDED
2008	63
2009	128
2010	132
2011	136
2012	140
Thereafter	156
$755

DINEWISE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 29, 2008

Rent expense charged to operations was $33 and $65 for the three and six months ended June 29, 2008 and $32 and $63 for the three and six months ended July 1, 2007, respectively.

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

DINEWISE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 29, 2008

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

The Company has identified certain embedded derivatives within the convertible debentures as a result of the variable nature of the conversion price formula of the convertible debentures. The value of these embedded derivatives was $1,200 at July 14, 2006, the date the Convertible Debentures was issued, and $477 on February 16, 2007, the date the Debenture was issued. These amounts were bifurcated from the convertible debentures on the face of the balance sheet and a corresponding derivative liability was established. This debt discount will be amortized over the life of the convertible debentures, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2010, respectively. As of June 29, 2008 and December 30, 2007 the unamortized debt discount was $1,109 and $1,240, respectively. In the event the Convertible Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charge to operations. In addition, the change in the valuation of the embedded derivatives during the three and six months ended June 29, 2008 resulted in income of $7 and $261, respectively, and for the three and six months ended July 1, 2007 resulted in income of $375 and $602, respectively ,and was reflected in interest expense. In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

DINEWISE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 29, 2008

As of June 29, 2008 and December 30, 2007 the convertible debentures outstanding were as follows:

	6/29/08	12/30/07
convertible debentures	$3,904	$4,026
debt discount	(1,109)	(1,240)
convertible debentures, net	$2,795	2,786
Less current portion	$(450)	(530)
convertible debentures, long term	$2,345	$2,256

As of June 29, 2008 the derivative liability outstanding was as follows:

Liability at December 30, 2007	$504
Decrease in Valuation, net	(211)
Liability at June 29, 2008	$293

On March 17, 2008, as a result of an amendment to the Company’s Debenture, the Company accounted for the amendments, in accordance with EITF 96-19 and 06-6. The original debt instrument and the modified debt instrument, as well as the change in the conversion features were not deemed substantially different as defined by being at least 10% different from the original value. Accordingly there is no deemed extinquishment of the old debt. Accordingly the Company recorded expense of $0 and $6 for the three and six months ended June 29, 2008 reflected in interest expense, net, as follows:

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

Revenue Recognition

We recognize revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured. Shipping and handling expenses of $234 and $490 are included in selling, general and administrative expenses for the three and six months ended June 29, 2008, respectively, and $300 and $602 for the three and six months ended July 1, 2007, respectively. Although we accept product returns, historical returns have been insignificant.

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

Impairment of Fixed Assets and Intangibles

We determine the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Management believes there is no impairment of any long-lived assets as of June 29, 2008 and December 30, 2007.

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

Debt discount and Derivative liability

As a result of the Company entering into a Subscription Agreement on July 14, 2006 with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures. The value of these embedded derivatives were $1,200 at July 14, 2006. On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2010, as amended on March 17, 2008, (the”Debenture”) and a warrant to purchase 2,000,000 shares, as amended on March 17, 2008, of the Company’s common stock at an exercise price of $0.25 per share. See Note I for a complete summary of the Company’s amendment of its Debenture. The Company has identified certain embedded derivatives within the Debenture. The value of these embedded derivatives was $477 at February 16, 2007. These amounts were bifurcated from the Convertible Debentures and Debenture on the face of the balance sheet and a corresponding derivative liability was established. These debt discounts will be amortized over their respective lives, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2010, respectively. As of June 29, 2008 and December 30, 2007 the unamortized debt discount was $1,109 and $1,240, respectively. In the event the Convertible Debentures or Debenture are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations. In addition, the change in the valuation of the embedded derivatives for the three and six months ended June 29, 2008 resulted in income of $7 and $261, respectively, and for the three and six months ended July 1, 2007 resulted in income of $375 and $602, respectively, and was reflected in interest expense. In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

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

Six Months Ended June 29, 2008 Compared To Six Months Ended July 1, 2007

Revenue

Revenue decreased to $4,643 for the six months ended June 29, 2008 as compared to $5,527 for the six months ended July 1, 2007. The decline in revenue of $884, or 16.0%, resulted primarily from a reduction in direct telemarketing food sales with the focus of new sales, customer creation and marketing on the DineWise® branded product line. The Company expects to continue focusing its marketing investments on this brand utilizing a multi-channel marketing approach, inclusive of web advertising and search engine optimization, as well as catalog circulations, as it strives to continue improving its DineWise® sales and brand awareness. However, until such time as the needed capital to continue to execute our marketing plan is secured, we will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities. Direct telemarketing food sales were $3,187 in 2008 as compared to $3,819 in 2007 and houseware sales were $328 in 2008 as compared to $403 in 2007. Sales from our DineWise® branded product line were $1,128 in 2008 as compared to $1,305 in 2007.

Cost of Goods Sold

Cost of goods sold decreased $734 to $2,013 for the six months ended June 29, 2008 as compared to $2,747 for the prior year period. Gross profit as a percent of revenue increased to 56.6% in 2008 as compared to 50.3% in 2007. This improvement is primarily the result of a shift of sales to the Company’s higher margin DineWise® branded products which represented approximately 24.3% of sales in 2008 as compared to 23.6% in 2007, as well as consumer price increases and mix of products sold.

Operating Expenses

Operating expenses decreased $1,125 to $2,327 in 2008 as compared to $3,452 in 2007. The decrease was primarily the result of decreased marketing expenses on our Dinewise® branded products of $553 ($392 in 2008 and $945 in 2007), reductions in employee and employee related costs of $321, reductions in investor relations of $180, reductions in insurance and accounting expense of $142, and lower delivery expenses, primarily related to the decline in sales, of $112 ($490 in 2008 and $602 in 2007), offset, in part by, a change in estimate in accounting for sales taxes resulting in a recovery of $209 in 2007 and none in 2008.

Interest Expense

Interest expense (income), net was $239 and ($158), for the six months ended June 29, 2008 and July 1, 2007, respectively. This is the result of interest expense of $236 and $215 in the respective periods, incurred on our $2,500 Convertible Debentures and $1,750 Debenture issued in July 2006 and February 2007 with an interest rate of 10% and 14% per annum, respectively, offset in part by interest income of $5 and $18. In addition, the Company incurred amortization expense in the amount of $194 and $164, in the respective periods, as a result of amortizing the debt discount, and mark to market income of $261 and $602 as a result of the decrease in the value of the embedded derivative liability for the period. In addition, the Company amortized $75 and $83 in finance costs associated with our Convertible Debentures and Warrants. These amortization expenses will continue to be amortized each quarter over the five-year and two-year lives of the Convertible Debentures, respectively. In the event there is a conversion or prepayment of all or a portion of this debt, the Company will recognize immediately the unamortized deferred finance costs and debt discount expense related to the conversions or prepayments. As of June 29, 2008 the unamortized portion of the deferred finance costs and debt discount were $293 and $1,109, respectively.

Income Taxes

In 2008 and 2007 we recorded income tax expenses of $2 and $4, respectively, which is comprised principally of state franchise taxes. We have provided and continue to provide for a full valuation allowance against our deferred income tax assets. The valuation allowance is subject to adjustment based upon our ongoing assessment of our future income and may be wholly or partially reversed in the future.

Net Income (Loss)

For the six months ended June 29, 2008, net income was $62 as compared to a net loss of $518 for the six months ended July 1, 2007. This improvement was primarily due to reduced operating expenses of $1,125, offset, in part by, reduced mark to market income of $341 ($261 in 2008 and $602 in 2007) related to the change in the value of the embedded derivative liability, $150 less gross profit due to reduced sales, offset in part by improved margins, increased interest expense of $21 due to increased borrowings during the period, as well as increased amortization of debt discount and loan fees of $22.

Three Months Ended June 29, 2008 Compared To Three Months Ended July 1, 2007

Revenue

Revenue decreased to $2,328 for the three months ended June 29, 2008 as compared to $2,840 for the three months ended July 1, 2007. The decline in revenue of $512, or 18.0%, resulted primarily from a reduction in direct telemarketing food sales with the focus of new sales, customer creation and marketing on the DineWise® branded product line. The Company expects to continue focusing its marketing investments on this brand utilizing a multi-channel marketing approach, inclusive of web advertising and search engine optimization, as well as catalog circulations, as it strives to continue improving its DineWise® sales and brand awareness. However, until such time as the needed capital to continue to execute our marketing plan is secured, we will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities. Direct telemarketing food sales were $1,608 in 2008 as compared to $1,941 in 2007 and houseware sales were $189 in 2008 as compared to $206 in 2007. Sales from our DineWise® branded product line were $531 in 2008 as compared to $693 in 2007.

Cost of Goods Sold

Cost of goods sold decreased $401 to $1,002 for the three months ended June 29, 2008 as compared to $1,403 for the prior year period. Gross profit as a percent of revenue increased to 57.0% in 2008 as compared to 50.6% in 2007. This improvement is primarily the result of consumer price increases and mix of products sold.

Operating Expenses

Operating expenses decreased $852 to $1,087 in 2008 as compared to $1,939 in 2007. The decrease was primarily the result of decreased marketing expenses on our Dinewise® branded products of $337 ($191 in 2008 and $528 in 2007), reductions in employee and employee related costs of $154, reductions in investor relations of $160, reductions in insurance and accounting expense of $113, and lower delivery expenses, primarily related to the decline in sales, of $66 ($234 in 2008 and $300 in 2007).

Interest Expense

Interest expense (income), net was $230 and ($105), for the three months ended June 29, 2008 and July 1, 2007, respectively. This is the result of interest expense of $118 and $121 in the respective periods, incurred on our $2,500 Convertible Debentures and $1,750 Debenture issued in July 2006 and February 2007 with an interest rate of 10% and 14% per annum, respectively, offset in part by interest income of $2 and $14. In addition, the Company incurred amortization expense in the amount of $91 and $111, in the respective periods, as a result of amortizing the debt discount, and mark to market income of $7 and $375 as a result of the decrease in the value of the embedded derivative liability for the period. In addition, the Company amortized $30 and $52 in finance costs associated with our Convertible Debentures and Warrants. These amortization expenses will continue to be amortized each quarter over the five-year and two-year lives of the Convertible Debentures, respectively. In the event there is a conversion or prepayment of all or a portion of this debt, the Company will recognize immediately the unamortized deferred finance costs and debt discount expense related to the conversions or prepayments. As of June 29, 2008 the unamortized portion of the deferred finance costs and debt discount were $293 and $1,109, respectively.

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

Net Income (Loss)

For the three months ended July 29, 2008, net income was $8 as compared to a net loss of $399 for the three months ended July 1, 2007. This improvement was primarily due to reduced operating expenses of $852 and decreased amortization of debt discount and loan fees of $42, offset, in part by, reductions in mark to market income of $368 ($7 in 2008 and $375 in 2007) related to the change in the value of the embedded derivative liability, $111 less gross profit due to reduced sales, offset in part by improved margins.

Contractual Obligations and Commercial Commitments

As of June 29, 2008, our principal commitments consisted of an obligation under an operating lease in connection with office space for our corporate headquarters, interest payments on our $2.5 million Convertible Debentures issued on July 14, 2006, interest and principal payments on our $1.750 million Convertible Debentures issued on February 16, 2007 and capital lease obligations. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. Following is a summary of our contractual obligations. We have no other commercial commitments:

Future minimum operating lease payments, adjusted for a lease amendment, as of June 29, 2008, interest payments on our $2.5 million Convertible Debentures at 10% per annum, interest and principal payments on our $1.750 million Convertible Debentures at 14%-16% per annum, both assuming no conversion to common stock or prepayments, and capital lease obligations, including interest, are as follows (in thousands):

Year	Operating lease	Interest payments	Term-Note Repayments	Capital Lease obligations	Total

2008	63	223	180	7	473
2009	128	407	630	14	1,179
2010	132	265	695	14	1,106
2011	136	130	—	10	276
2012	140	—	—	—	140
Thereafter	156	—	—	—	156
	$755	$1,025	$1,505	$45	$3,330

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

Liquidity and Capital Resources

At June 29, 2008, we had a cash balance of $410 compared to a cash balance of $429 at December 30, 2007. Our principal source of cash is the financing of accounts receivable through a third party financial institution whereby substantially all receivables generated from sales to customers are submitted for collection, without recourse. Generally payments, net of financing fees of approximately 3%, are received within 3-5 business days from the date of submission. We had working capital deficits at June 29, 2008 and December 30, 2007 of $2,212 and $2,301, respectively. Included in our accrued expenses at June 29, 2008 and December 30, 2007 are net restructuring charges of $1,001 and $1,051, respectively. In connection with these accrued charges, we may, from time to time, be in negotiations with vendors to pay reduced amounts which could result in forgiveness of debt income. On July 14, 2006, we engaged in a financing transaction with Dutchess Private Equity Fund, LP and Dutchess Private Equities Fund II, LP (collectively, “Dutchess”) pursuant to which the Company sold $2,500 Convertible Debentures, with interest at the rate of 10% per annum, and warrants to purchase 5,050,505 shares of common stock at an exercise price of $.495 per share to Dutchess. On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess, a $1,750 principal amount Debenture due March 31, 2009 and a warrant to purchase 4,000,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.25 per share. The Company pays monthly interest on the outstanding principal amount of the Debenture at a rate per annum equal to 14%. On March 17, 2008, the Company amended the February 16, 2007 Debenture (“Debenture”) and its February 16, 2007 Warrant (“Warrant”) issued by the Company to Dutchess Private Equities Fund, Ltd (“Dutchess”). The material changes are as follows:

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

Until such time as additional capital is raised to accelerate its marketing plan, the Company will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities. By executing these cost reductions to substantially reduce our quarterly losses, amending the Debenture as noted above which we anticipate will substantially improve the Company’s cash position during the upcoming year, and with the Company’s cash balances and its past experience to raise capital to fund its operations we believe that we have the resources to meet our obligations as they become due over the next twelve months. While we are in process of raising additional capital to allow operations to continue at existing levels, and then further accelerate our marketing spend after such funding is attained, there is no assurance we will be able to raise the required capital. In the event it takes longer to obtain appropriate funding, or we are unable to obtain such funding, we may need to significantly curtail additional expenses. At June 29, 2008 we had $3,904 in convertible debt outstanding, gross of debt discount. During the six months ended June 29, 2008 convertible debt in the amount of $2 was converted to common stock. We currently have no off -balance sheet financing arrangements.

For the six months ended June 29, 2008, cash provided by operations was $110, as compared to cash used in operations of $1,255 for the six months ended July 1, 2007. This was primarily attributable to net income for the period, adjusted for non-cash items of $187, decreased inventory of $139 and increased taxes payable of $2, offset, in part by, decreased accrued expenses of $109, decreased accounts payable of $69, decreased deferred revenue of $23, increases in prepaid expenses and other assets of $15, and increased accounts receivable of $2. Our operations are organized to have a cash-to-cash cycle of approximately 30 days. This is accomplished by paying for inventory to outsourced vendors just prior to shipment to the customer, and maintaining certain levels of inventory on our branded products, and financing the accounts receivable from a third party financial institution or use of major credit card carriers.

For the six months ended June 29, 2008 the Company purchased computer related equipment in the amount of $4.

For the six months ended June 29, 2008 the Company made principal payments on its convertible debt in the amount of $120 and made payments under capital leases in the amount of $5.

We have not declared or paid any dividends in the six months ended June 29, 2008 and we are currently restricted from paying dividends according to the financing agreements entered into on July 14, 2006 and February 16, 2007. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

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

Item 3.

Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 29, 2008. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, and in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company’s management, including its CEO and CFO, to allow timely decisions to be made regarding required disclosure.

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

———————

(1)

filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dinewise, Inc.

By:	s/ THOMAS MCNEILL
Vice President,
Chief Financial Officer and
Principal Accounting Officer

Dated: August 7, 2008