Form 10-Q
period 2008-09-28
Dinewise, Inc.
filed 2008-11-10
CIK 1192323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 28, 2008
Or

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
As of November 3, 2008, the registrant had a total of 32,378,915 Common Shares outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

Transitional Small Business Disclosure Format (Check one):		Yes	X	No

DINEWISE, INC.

SEPTEMBER 28, 2008

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

3

Condensed Consolidated Balance Sheets – September 28, 2008 (unaudited)
and December 30, 2007

3

Condensed Consolidated Statements of Operations – Nine Months Ended
September 28, 2008 and September 30, 2007 (unaudited)

4

Condensed Consolidated Statements of Operations – Three Months Ended
September 28, 2008 and September 30, 2007 (unaudited)

5

Condensed Consolidated Statements of Cash Flows – Nine Months Ended
September 28, 2008 and September 30, 2007 (unaudited)

6

Notes to Condensed Consolidated Financial Statements (unaudited)

7

Item 2.      Management’s Discussion and Analysis of Financial Condition and
Results of Operations

19

Item 3.      Controls and Procedures

26

PART II. OTHER INFORMATION

Item 6.      Exhibits

27

Signatures

28

DINEWISE, INC.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 28 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$247	$429
Due from financial institution	178	103
Inventories	88	264
Prepaid expenses and other assets, net	36	33
Total current assets	549	829
Property and equipment, net	171	226
Deferred finance costs	263	368
Other assets, net	2	15
Total assets	$985	$1,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$509	$646
Accrued expenses	1,403	1,476
Deferred revenue	383	426
Income and other taxes payable	44	42
Convertible debt, short-term	540	530
Capital lease obligation, short-term	10	10
Total current liabilities	2,889	3,130

Convertible debt	2,274	2,256
Derivative liability	284	504
Capital lease obligation	26	33
Accrued expenses, long-term portion	—	50
Total liabilities	5,473	5,973

Commitments

Stockholders’ deficit
Preferred stock, par value $.001; authorized 10,000,000 shares; issued and outstanding 0 shares,	—	—
Common stock, par value $.001; authorized 50,000,000 shares; issued and outstanding 32,378,915 and 31,064,915, respectively	32	31

Additional paid-in capital	40,966	40,844
Accumulated deficit	(45,486)	(45,410)
Total stockholders’ deficit	(4,488)	(4,535)
Total liabilities and stockholders’ deficit	$985	$1,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(Dollar amounts in thousands, except per share data)

Revenues	$6,528	$8,037
Cost of goods sold	2,825	3,909

Gross profit	3,703	4,128

Operating expenses	3,311	5,243

Operating income (loss)	392	(1,115)

Interest expense (income), net	464	(549)

Loss before provision for income taxes	(72)	(566)

Provision for income taxes	4	6

Net loss	$(76)	$(572)

Net loss per share (basic and diluted)	$(0.00)	$(0.02)

Common shares used in computing net loss per share amounts (basic and diluted)	32,020,312	30,328,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 28, 2008	September 30, 2007
	(Dollar amounts in thousands, except per share data)

Revenues	$1,885	$2,510
Cost of goods sold	812	1,162

Gross profit	1,073	1,348

Operating expenses	984	1,791

Operating income (loss)	89	(443)

Interest expense (income), net	225	(391)

Loss before provision for income taxes	(136)	(52)

Provision for income taxes	2	2

Net loss	$(138)	$(54)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Common shares used in computing net loss per share amounts (basic and diluted)	32,378,915	30,614,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

DINEWISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(Dollar amounts in thousands)
OPERATING ACTIVITIES:
Net loss	$(76)	$(572)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	170	229
Amortization of debt discount	288	267
Mark to market and adjustment of derivative liability	(270)	(1,254)
Share based compensation expense	108	138

Changes in operating assets and liabilities:
Increase in accounts receivable	(75)	(107)
Decrease in inventory	176	77
Decrease in prepaid expenses and other assets	4	14
Increase in deferred finance costs	—	(210)
Increase (decrease) in income and other taxes payable	2	(247)
(Decrease) increase in accounts payable	(137)	26
(Decrease) increase in deferred revenue	(43)	15
Decrease in accrued expenses	(123)	(101)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	24	(1,725)

INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(14)

NET CASH USED IN INVESTING ACTIVITIES	(4)	(14)

FINANCING ACTIVITIES:
Proceeds from convertible debt financing	—	1,705
Payments on convertible debt financings	(195)	—
Repayments of capital lease obligations, net	(7)	(11)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(202)	1,694

NET DECREASE IN CASH AND CASH EQUIVALENTS	(182)	(45)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	429	816

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$247	$771

CASH PAID DURING THE PERIOD FOR:
Interest	$346	$337
Income Taxes	$—	$—

NON-CASH FINANCING ACTIVITIES
Reduction of convertible notes and increase in common stock and additional paid-in capital due to conversion of notes	$2	$82

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

Until such time as additional capital is raised to accelerate its marketing plan, the Company will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities. By executing these cost reductions to substantially reduce our quarterly losses, amending the Debenture as noted below, and with the Company’s cash balances, the Company has continued to operate, however at reduced revenue levels. While the Company has been able to raise capital and or amend its Debenture agreements in the past, the capital markets have deteriorated in the past quarter. While we continue to seek additional capital to allow operations to continue and then accelerate our marketing spend after such funding is attained, as well as complete a strategic acquisition, there is no assurance we will be able to raise the required capital. In the event it takes longer to obtain appropriate funding, or we are unable to obtain such funding, we will need to significantly curtail further expenses, which may significantly reduce future revenues and cash flows.

DINEWISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Fiscal year

The Company's fiscal year ends on the last Sunday in December. The Company's 2008 nine-month period consisted of the thirty-nine weeks, which began on December 31, 2007 and ended on September 28, 2008. The Company's 2007 nine-month period consisted of the thirty-nine weeks, which began on January 1, 2007 and ended on September 30, 2007.

The Company’s 2008 third fiscal quarter consisted of the thirteen-week period, which began on June 30, 2008 and ended on September 28, 2008. The Company’s 2007 third fiscal quarter consisted of the thirteen-week period, which began on July 2, 2007 and ended on September 30, 2007.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company recognizes revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured. Shipping and handling expenses of $196 and $686 are included in selling, general and administrative expenses for the three and nine months ended September 28, 2008 respectively, and $291and $893 for the three and nine months ended September 30, 2007, respectively.

The Company records its Revenue net of any sales taxes collected on its sales, which are then subsequently remitted to the local tax office, as required.

With respect to product sales, we recognize revenue on a gross basis, using the criteria outlined in Emerging Issues Task Force Issue (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, net of provisions for discounts and allowances. Our product sales are collected utilizing major credit cards, prior to the sale of the DineWise branded products, or are collected within three days of delivery of other product sales. All product sales are final and we have a “no return” policy. However, in limited instances, due to product quality or delivery delays, we may replace the product or issue a credit to the customer, which amounts have been insignificant.

Cash and cash equivalents

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At September 28, 2008 and December 30, 2007, demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents.

DINEWISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Estimated useful lives are as follows:

Machines and office equipment: 5 to 8 years

Capitalized software and development: 3 years

Long-lived assets

The Company determines the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Management believes there was no impairment of any long-lived assets as of September 28, 2008 and December 30, 2007.

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

DINEWISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Debt discount and derivative liability

As a result of the Company entering into a Subscription Agreement on July 14, 2006 with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures. The value of these embedded derivatives were $1,200 at July 14, 2006. On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2010, as amended on March 17, 2008 (the”Debenture”) and a warrant amended on March 17, 2008 to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. See Note I for a complete summary of the Company’s amendment of the Debenture. The Company has identified certain embedded derivatives within the Debenture. The value of these embedded derivatives was $477 at February 16, 2007. These amounts were bifurcated from the Convertible Debentures and Debenture on the face of the balance sheet and a corresponding derivative liability was established. These debt discounts will be amortized over their respective lives, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2010, respectively. As of September 28, 2008 and December 30, 2007 the unamortized debt discount was $1,015 and $1,240 respectively. In the event the Convertible Debentures or Debenture are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations. In addition, the change in the valuation of the embedded derivatives for the three and nine months ended September 28, 2008 resulted in income of $9 and $270, respectively, and for the three and nine months ended September 30, 2007 of $652 and $1,254, respectively, and was reflected in interest expense. In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

Amortization of deferred finance costs

As a result of the Company’s $2,500 Convertible Debenture financing completed on July 14, 2006, and its $1,750 Debenture financing completed on February 16, 2007, it incurred deferred finance charges of $375 and $210, respectively. These amounts are being amortized monthly, as a charge to interest expense, over the 5-year and 2-year terms of the notes, respectively. In the three and nine months ended September 28, 2008, amortization expense was $30 and $106, respectively. In the three and nine months ended September 30, 2007, amortization expense was $48 and $132, respectively. In the event the Convertible Debentures or the Debenture are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the deferred finance charges related to the amount reduced will be immediately recognized as interest expense. As of September 28, 2008 and December 30, 2007, unamortized deferred finance charges were $263 and $368, respectively.

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

DINEWISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration risk

The Company purchased approximately 74% and 71% of its food products from one vendor during the three and nine months ended September 28, 2008, respectively, and approximately 68% and 69% during the three and nine months ended September 30, 2007, respectively. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase food products.

All of the Company’s receivables are due from one financial institution (TD Banknorth, Inc.) under an agreement in which the Company receives payment on its receivables within 3-5 business days. The Company has had no losses on collections in the past, and since this institution is deemed financially sound, there is little, if any, collection risk at this time.

Stock based compensation

SFAS 123R, “Share-Based Payment” addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, and related interpretation, that the Company had previously used. The Company has adopted SFAS No. 123R effective December 26, 2005 (the beginning of its 2006 fiscal year) using the modified prospective method. The Company adopted a nonqualified stock option plan on November 13, 2006. There were no options granted prior to fiscal 2006. As a result of the adoption of SFAS No.123R, the Company recorded share-based compensation for options attributable to employees, officers, directors and consultants of $36 and $108, in the three and nine months ended September 28, 2008, respectively, and $52 and $138 and in the three and nine months ended September 30, 2007, respectively.

NOTE D – RECENTLY ADOPTED AND NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

DINEWISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE D – RECENTLY ADOPTED AND NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial liabilities that are required to be measured at fair value on a recurring basis at September 28, 2008.

Description	Classification	Value at September 28, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivatives	Non current liabilities	$284	—	—	$284

Total liabilities		$284	$ —	$ —	$284

The following table summarizes the changes in fair value of our Level 3 assets and liabilities:

Fair Value Measurements of Liabilities Using Level 3 Inputs
Derivative liabilities
Beginning balance at year-end 2007	$504
Total (Gains) Losses (realized or unrealized)
Included in earnings	(283)
Included in other comprehensive income	—
Transfers in or out of Level 3	—
Purchases, sales, issuances and settlements	63
Ending balance at September 28, 2008	$284
Gains (losses) for the 2008 nine months ended included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	283

DINEWISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE D – RECENTLY ADOPTED AND NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

DINEWISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE E- PLAN OF RESTRUCTURING (Continued)

The balance of accrued restructuring charges consisted of the following:

	September 28, 2008	December 30, 2007
Accrued future and past minimum payments under current and delinquent lease obligations	$901	$901
Break fee under renegotiation of lease (See Note H)	75	150
	$976	$1,051

In connection with the restructuring activities noted above, the Company stopped paying various vendors who were providing goods and services to the Company (although the related liabilities are recorded in the accompanying consolidated balance sheet). The Company may, from time to time, be in negotiations with vendors to pay a reduced amount; when the Company reaches an agreement with the vendor the Company may record forgiveness of debt income. As of September 28, 2008 and December 30, 2007, $901 and $897 related to delinquent lease obligations, respectively.

NOTE F- ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 28, 2008 and December 30, 2007:

	September 28, 2008	December 30, 2007
Accrued restructuring charges	$976	$1,051
Payroll and health benefits	263	203
Professional fees	122	174
Other	42	98
	$1,403	$1,526

Accrued expenses include the long-term portion of the break fee associated with the re-negotiation of the Company’s capital lease. At September 28, 2008 and December 30, 2007 the long-term portion of the break fee was $0 and $50, respectively.

NOTE G- INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share amounts (basic EPS) are computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding any potential dilution. Net income (loss) per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution from the exercise of stock options and warrants, and the conversion into common stock of convertible loans. Diluted EPS for the quarter and nine months ended September 28, 2008 and September 30, 2007 are the same as basic EPS, as the inclusion of the impact of any common stock equivalents outstanding during those periods would be anti-dilutive.

DINEWISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE G- INCOME (LOSS) PER COMMON SHARE (Continued)

Common stock equivalents not included in EPS are as follows:

	Nine Months Ended
	9/28/08	9/30/07
Stock options	2,600,000	2,600,000
Stock warrants	600,000	700,000
Convertible Debt #1 (1)	9,897,858	9,935,729
Convertible Debt #2 (2)	4,803,922	7,343,137
Total	17,901,780	20,578,866

———————

(1)

At September 28, 2008 the Company had outstanding a) $2,399 convertible debentures at a conversion price at the lesser of $.495 or 80% of the best bid price in the ten days prior to conversion and b) warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share. The above calculation of potential shares outstanding was calculated based upon a conversion price of $.495, however this conversion price could be lower in the future with respect to the convertible debentures in whole or in part.

(2)

At September 28, 2008 the Company had outstanding a) $1,430 convertible debentures at a conversion price at the lesser of $.51 or 75% of the best bid price in the ten days prior to conversion and b) warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $.25 per share. The above calculation of potential shares outstanding was calculated based upon a conversion price of $.51 for the convertible debentures, however this conversion price could be lower in the future with respect to some or all of the Convertible Debentures.

NOTE H- COMMITMENTS

In March 2004, the Company re-negotiated the capital lease of its corporate headquarters located in Farmingdale, New York, converting it to an operating lease and reducing its office space. The Company was charged a break fee of $590, with $90 paid in 2004 and the balance payable in sixty equal monthly installments of approximately $8 each commencing July 2004. As of September 28, 2008 and December 30, 2007, the Company has accrued $75 and $150, respectively in accrued restructuring charges relating to this break fee.

Future minimum operating lease payments, adjusted for the lease amendment, as of September 28, 2008 are as follows:

YEAR ENDED
2008	30
2009	128
2010	132
2011	136
2012	140
Thereafter	156
$722

Rent expense charged to operations was $33 and $98 for the three and nine months ended September 28, 2008 and $31 and $95 for the three and nine months ended September 30, 2007, respectively.

DINEWISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

DINEWISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE I- CONVERTIBLE DEBT AND DERIVATIVE LIABILITY (Continued)

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

The Company has identified certain embedded derivatives within the convertible debentures as a result of the variable nature of the conversion price formula of the convertible debentures. The value of these embedded derivatives was $1,200 at July 14, 2006, the date the Convertible Debentures was issued, and $477 on February 16, 2007, the date the Debenture was issued. These amounts were bifurcated from the convertible debentures on the face of the balance sheet and a corresponding derivative liability was established. This debt discount will be amortized over the life of the convertible debentures, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2010, respectively. As of September 28, 2008 and December 30, 2007 the unamortized debt discount was $1,015 and $1,240, respectively. In the event the Convertible Debentures are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charge to operations. In addition, the change in the valuation of the embedded derivatives during the three and nine months ended September 28, 2008 resulted in income of $9 and $270, respectively, and for the three and nine months ended September 30, 2007 resulted in income of $652 and $1,254, respectively ,and was reflected in interest expense. In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

DINEWISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE I- CONVERTIBLE DEBT AND DERIVATIVE LIABILITY (Continued)

As of September 28, 2008 and December 30, 2007 the convertible debentures outstanding were as follows:

	9/28/08	12/30/07
convertible debentures	$3,829	$4,026
debt discount	(1,015)	(1,240)
convertible debentures, net	2,814	2,786
Less current portion	$(540)	(530)
convertible debentures, long term	$2,274	$2,256

As of September 28, 2008 the derivative liability outstanding was as follows:

Liability at December 30, 2007	$504
Decrease in Valuation, net	(220)
Liability at September 28, 2008	$284

On March 17, 2008, as a result of an amendment to the Company’s Debenture, the Company accounted for the amendments, in accordance with EITF 96-19 and 06-6. The original debt instrument and the modified debt instrument, as well as the change in the conversion features were not deemed substantially different as defined by being at least 10% different from the original value. Accordingly there is no deemed extinquishment of the old debt. Accordingly the Company recorded expense of $0 and $6 for the three and nine months ended September 28, 2008 reflected in interest expense, net, as follows:

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

Revenue Recognition

We recognize revenue from product sales when (i) persuasive evidence of an arrangement exists and the sales price is fixed or determinable (evidenced by written sales orders), (ii) delivery of the product has occurred, and (iii) collectibility of the resulting receivable is reasonably assured. Shipping and handling expenses of $196 and $686 are included in selling, general and administrative expenses for the three and nine months ended September 28, 2008, respectively, and $291 and $893 for the three and nine months ended September 30, 2007, respectively.

The Company records its revenue net of any sales taxes collected on its sales, which are then subsequently remitted to the local tax office, as required.

With respect to product sales, we recognize revenue on a gross basis, using the criteria outlined in Emerging Issues Task Force Issue (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, net of provisions for discounts and allowances. Our product sales are collected utilizing major credit cards, prior to the sale of the DineWise branded products, or are collected within three days of delivery of other product sales. All product sales are final and we have a “no return” policy. However, in limited instances, due to product quality or delivery delays, we may replace the product or issue a credit to the customer, which amounts have been insignificant.

Impairment of Fixed Assets and Intangibles

We determine the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Management believes there is no impairment of any long-lived assets as of September 28, 2008 and December 30, 2007.

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

Debt discount and Derivative liability

As a result of the Company entering into a Subscription Agreement on July 14, 2006 with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, the "Investors") pursuant to which the Company agreed to sell to the Investors an aggregate of $2,500 of Five-Year Convertible Debentures (the "Convertible Debentures") and warrants to purchase 5,050,505 shares of Common Stock at an exercise price of $.495 per share (the "Warrants"), the Company has identified certain embedded derivatives within the Convertible Debentures. The value of these embedded derivatives were $1,200 at July 14, 2006. On February 16, 2007, the Company issued and sold to one of its existing investors, Dutchess Private Equities Fund, Ltd. (“Dutchess”), a $1,750 principal amount Convertible Debenture due March 31, 2010, as amended on March 17, 2008, (the”Debenture”) and a warrant to purchase 2,000,000 shares, as amended on March 17, 2008, of the Company’s common stock at an exercise price of $0.25 per share. See Note I for a complete summary of the Company’s amendment of its Debenture. The Company has identified certain embedded derivatives within the Debenture. The value of these embedded derivatives was $477 at February 16, 2007. These amounts were bifurcated from the Convertible Debentures and Debenture on the face of the balance sheet and a corresponding derivative liability was established. These debt discounts will be amortized over their respective lives, using the effective interest method, and charged to interest expense until fully amortized in July 2011 and March 2010, respectively. As of September 28, 2008 and December 30, 2007 the unamortized debt discount was $1,015 and $1,240, respectively. In the event the Convertible Debentures or Debenture are reduced in full or in part, either by Company prepayments or by conversion into common shares by the Investors, the debt discount related to the amount reduced will be immediately recognized as interest expense and charged to operations. In addition, the change in the valuation of the embedded derivatives for the three and nine months ended September 28, 2008 resulted in income of $9 and $270, respectively, and for the three and nine months ended September 30, 2007 resulted in income of $652 and $1,254, respectively, and was reflected in interest expense. In all future periods, the change in the valuation of the derivative liabilities will continue to be recognized as interest expense or income and charged to operations accordingly.

Results of Operations

Revenues and expenses consist primarily of the following components:

Revenues.  Revenues consist primarily of food sales. Food sales include sales of prime cut proteins (such as beef, chicken, pork and fish) and assorted vegetables, soups, appetizers, desserts and other meal accents, as well as gourmet, prepared meals and prepared meal compliments. Included in revenues are shipping and handling charges billed to customers and sales credits and adjustments, including product returns. Although we may replace the product or issue a credit to the customer due to product quality or delivery delays, such amounts have been insignificant. Also included in revenues are sales of durable goods such as cutlery, cookware and appliances.

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

Nine Months Ended September 28, 2008 Compared To Nine Months Ended September 30, 2007

Revenue

Revenue decreased to $6,528 for the nine months ended September 28, 2008 as compared to $8,037 for the nine months ended September 30, 2007. The decline in revenue of $1,509, or 18.8%, resulted primarily from a reduction in direct telemarketing food sales with the focus of new sales, customer creation and marketing on the DineWise® branded product line, however during 2008 the Company substantially reduced its marketing initiatives. In the future the Company expects to focus its marketing investments on this brand utilizing a multi-channel marketing approach, inclusive of web advertising and search engine optimization, as well as catalog circulation. However, until such time as the needed capital to continue to execute our marketing plan is secured, we will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities. Direct telemarketing food sales were $4,585 in 2008 as compared to $5,527 in 2007 and houseware sales were $448 in 2008 as compared to $551 in 2007. Sales from our DineWise® branded product line were $1,495 in 2008 as compared to $1,959 in 2007.

Cost of Goods Sold

Cost of goods sold decreased $1,084 to $2,825 for the nine months ended September 28, 2008 as compared to $3,909 for the prior year period. Gross profit as a percent of revenue increased to 56.7% in 2008 as compared to 51.4% in 2007. This improvement is primarily the result of consumer price increases and mix of products sold.

Operating Expenses

Operating expenses decreased $1,932 to $3,311 in 2008 as compared to $5,243 in 2007. The decrease was primarily the result of decreased marketing expenses on our Dinewise® branded products of $932 ($512 in 2008 and $1,444 in 2007), reductions in employee and employee related costs of $534, reductions in investor relations of $228, reductions in insurance and accounting expense of $172, and lower delivery expenses, primarily related to the decline in sales, of $207 ($686 in 2008 and $893 in 2007), offset, in part by, a change in estimate in accounting for sales taxes resulting in a recovery of $209 in 2007 and none in 2008.

Interest Expense

Interest expense (income), net was $464 and ($549), for the nine months ended September 28, 2008 and September 30, 2007, respectively. This is the result of interest expense of $346 and $337 in the respective periods, incurred on our $2,500 Convertible Debentures and $1,750 Debenture issued in July 2006 and February 2007 with an interest rate of 10% and 14% per annum, respectively, offset in part by interest income of $6 and $31. In addition, the Company incurred amortization expense in the amount of $288 and $267, in the respective periods, as a result of amortizing the debt discount, and mark to market income of $270 and $1,254 as a result of the decrease in the value of the embedded derivative liability for the period. In addition, the Company amortized $106 and $132 in finance costs associated with our Convertible Debentures and Warrants. These amortization expenses will continue to be amortized each quarter over the five-year and two-year lives of the Convertible Debentures, respectively. In the event there is a conversion or prepayment of all or a portion of this debt, the Company will recognize immediately the unamortized deferred finance costs and debt discount expense related to the conversions or prepayments. As of September 28, 2008 the unamortized portion of the deferred finance costs and debt discount were $263 and $1,015, respectively.

Income Taxes

In 2008 and 2007 we recorded income tax expenses of $4 and $6, respectively, which is comprised principally of state franchise taxes. We have provided and continue to provide for a full valuation allowance against our deferred income tax assets. The valuation allowance is subject to adjustment based upon our ongoing assessment of our future income and may be wholly or partially reversed in the future.

Net Income (Loss)

For the nine months ended September 28, 2008, net loss was ($76) as compared to a net loss of ($572) for the nine months ended September 30, 2007. This improvement was primarily due to reduced operating expenses of $1,932, offset, in part by, reduced mark to market income of $984 ($270 in 2008 and $1254 in 2007) related to the change in the value of the embedded derivative liability and $425 less gross profit due to reduced sales, offset in part by improved margins.

Three Months Ended September 28, 2008 Compared To Three Months Ended September 30, 2007

Revenue

Revenue decreased to $1,885 for the three months ended September 28, 2008 as compared to $2,510 for the three months ended September 30, 2007. The decline in revenue of $625, or 24.9%, resulted primarily from a reduction in direct telemarketing food sales with the focus of new sales, customer creation and marketing on the DineWise® branded product line, however during 2008 the Company substantially reduced its marketing initiatives. In the future the Company expects to focus its marketing investments on this brand utilizing a multi-channel marketing approach, inclusive of web advertising and search engine optimization, as well as catalog circulation. However, until such time as the needed capital to continue to execute our marketing plan is secured, we will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities. Direct telemarketing food sales were $1,398 in 2008 as compared to $1,708 in 2007 and houseware sales were $120 in 2008 as compared to $148 in 2007. Sales from our DineWise® branded product line were $367 in 2008 as compared to $654 in 2007.

Cost of Goods Sold

Cost of goods sold decreased $350 to $812 for the three months ended September 28, 2008 as compared to $1,162 for the prior year period. Gross profit as a percent of revenue increased to 56.9% in 2008 as compared to 53.7% in 2007. This improvement is primarily the result of consumer price increases and mix of products sold.

Operating Expenses

Operating expenses decreased $807 to $984 in 2008 as compared to $1,791 in 2007. The decrease was primarily the result of decreased marketing expenses on our Dinewise® branded products of $379 ($120 in 2008 and $499 in 2007), reductions in employee and employee related costs of $213, reductions in investor relations of $46, reductions in insurance and accounting expense of $30, and lower delivery expenses, primarily related to the decline in sales, of $95 ($196 in 2008 and $291 in 2007).

Interest Expense

Interest expense (income), net was $225 and ($391), for the three months ended September 28, 2008 and September 30, 2007, respectively. This is the result of interest expense of $114 and $122 in the respective periods, incurred on our $2,500 Convertible Debentures and $1,750 Debenture issued in July 2006 and February 2007 with an interest rate of 10% and 14% per annum, respectively, offset in part by interest income of $5 and $12. In addition, the Company incurred amortization expense in the amount of $95 and $103, in the respective periods, as a result of amortizing the debt discount, and mark to market income of $9 and $652 as a result of the decrease in the value of the embedded derivative liability for the period. In addition, the Company amortized $30 and $48 in finance costs associated with our Convertible Debentures and Warrants. These amortization expenses will continue to be amortized each quarter over the five-year and two-year lives of the Convertible Debentures, respectively. In the event there is a conversion or prepayment of all or a portion of this debt, the Company will recognize immediately the unamortized deferred finance costs and debt discount expense related to the conversions or prepayments. As of

September 28, 2008 the unamortized portion of the deferred finance costs and debt discount were $263 and $1,015, respectively.

Income Taxes

In 2008 and 2007 we recorded income tax expenses of $2 and $2, respectively, which is comprised principally of state franchise taxes. We have provided and continue to provide for a full valuation allowance against our deferred income tax assets. The valuation allowance is subject to adjustment based upon our ongoing assessment of our future income and may be wholly or partially reversed in the future.

Net Income (Loss)

For the three months ended September 28, 2008, net loss was ($138) as compared to a net loss of ($54) for the three months ended September 30, 2007. This increase in the net loss was primarily due to reductions in mark to market income of $643 ($9 in 2008 and $652 in 2007) related to the change in the value of the embedded derivative liability and $275 less gross profit due to reduced sales, offset in part by reduced operating expenses of $807.

Contractual Obligations and Commercial Commitments

As of September 28, 2008, our principal commitments consisted of an obligation under an operating lease in connection with office space for our corporate headquarters, interest payments on our $2.5 million Convertible Debentures issued on July 14, 2006, interest and principal payments on our $1.750 million Convertible Debentures issued on February 16, 2007 and capital lease obligations. Although we have no material commitments for capital expenditures, we anticipate continuing requirements for capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. Following is a summary of our contractual obligations. We have no other commercial commitments:

Future minimum operating lease payments, adjusted for a lease amendment, as of September 28, 2008, interest payments on our $2.5 million Convertible Debentures at 10% per annum, interest and principal payments on our $1.750 million Convertible Debentures at 14%-16% per annum, both assuming no conversion to common stock or prepayments, and capital lease obligations, including interest, are as follows (in thousands):

Year	Operating lease	Interest payments	Term-Note Repayments	Capital Lease obligations	Total

2008	30	111	105	4	250
2009	128	407	630	14	1,179
2010	132	265	695	14	1,106
2011	136	130	—	10	276
2012	140	—	—	—	140
Thereafter	156	—	—	—	156
	$722	$913	$1,430	$42	$3,107

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

Liquidity and Capital Resources

At September 28, 2008, we had a cash balance of $247 as compared to a cash balance of $429 at December 30, 2007. Our principal source of cash is the financing of accounts receivable through a third party financial institution whereby substantially all receivables generated from sales to customers are submitted for collection, without recourse. Generally payments, net of financing fees of approximately 3%, are received within 3-5 business days from the date of submission. We had working capital deficits at September 28, 2008 and December 30, 2007 of $2,340 and $2,301, respectively. Included in our accrued expenses at September 28, 2008 and December 30, 2007 are net restructuring charges of $976 and $1,051, respectively. In connection with these accrued charges, we may, from time to time, be in negotiations with vendors to pay reduced amounts which could result in forgiveness of debt income.

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

Until such time as additional capital is raised to accelerate its marketing plan, the Company will focus only on those channels that deliver the highest response rates and incremental profits, thus substantially reducing both marketing expenses and short-term sales growth opportunities. By executing these cost reductions to substantially reduce our quarterly losses, amending the Debenture as noted above, and with the Company’s cash balances, the Company has continued to operate, however at reduced revenue levels. While the Company has been able to raise capital and or amend its Debenture agreements in the past, the capital markets have deteriorated in the past quarter. While we continue to seek additional capital to allow operations to continue, and then accelerate our marketing spend after such funding is attained, as well as complete a strategic acquisition, there is no assurance we will be able to raise the required capital. In the event it takes longer to obtain appropriate funding, or we are unable to obtain such funding, we will need to significantly curtail further expenses, which may significantly reduce future revenues and cash flows.

At September 28, 2008 we had $3,829 in convertible debt outstanding, gross of debt discount. During the nine months ended September 28, 2008 convertible debt in the amount of $2 was converted to common stock. We currently have no off -balance sheet financing arrangements.

For the nine months ended September 28, 2008, cash provided by operations was $24, as compared to cash used in operations of $1,725 for the nine months ended September 30, 2007. This was primarily attributable to net loss for the period, adjusted for non-cash items of $220, decreased inventory of $176, decreases in prepaid expenses and other assets of $4 and increased taxes payable of $2, offset, in part by, decreased accrued expenses of $123, decreased accounts payable of $137, decreased deferred revenue of $43, and increased accounts receivable of $75. Our operations are organized to have a cash-to-cash cycle of approximately 30 days. This is accomplished by paying for inventory to outsourced vendors just prior to shipment to the customer, and maintaining certain levels of inventory on our branded products, and financing the accounts receivable from a third party financial institution or use of major credit card carriers.

For the nine months ended September 28, 2008 the Company purchased computer related equipment in the amount of $4.

For the nine months ended September 28, 2008 the Company made principal payments on its convertible debt in the amount of $195 and made payments under capital leases in the amount of $7.

We have not declared or paid any dividends in the nine months ended September 28, 2008 and we are currently restricted from paying dividends according to the financing agreements entered into on July 14, 2006 and February 16, 2007. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

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

Item 3.

Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 28, 2008. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, and in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company’s management, including its CEO and CFO, to allow timely decisions to be made regarding required disclosure.

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

Dated: November 10, 2008