Form 10-Q
period 2025-03-31
Superstar Platforms Inc.
filed 2025-08-04
CIK 1192323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-56744

Dinewise Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	01-0741042
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

586 Cobb Parkway S Suite 900 Marietta, GA 30060

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (650) 228-0680

(Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 30, 2025, there were 180,147,046 shares of common stock of the Registrant outstanding.

2

Unless the context clearly indicates otherwise, when used in this report “we,” “us,” “our,” “Dinewise,” “Company,” or “our Company” refers to Dinewise Inc. and, if applicable, our subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning: possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results; and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether resulting from new information, future events, a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “ITEM 1A – RISK FACTORS” included in our most recent Form 10 Filing on Form 10-12 G/A as filed with the United States Securities and Exchange Commission on July 8, 2025.

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

DINEWISE INC.

INTERIM CONSOLIDATED BALANCE SHEETS

MARCH 31, 2025

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current Assets
Bank Accounts
Cash	23,029	54
Total for Bank Accounts	$23,029	$54
Accounts Receivable
Loan Receivable (L/R)	315,000	0
Accrued Interest Receivable	18,900
Total for Loan Receivable (L/R)	$333,900	0
Total for Accounts Receivable	$333,900	0
Other Current Assets
Loans to officers
Total for Other Current Assets	0	0
Total for Current Assets	$356,929	$54
Long-term investments	85,000
Total for Other Assets	$85,000	0
Total for Assets	$441,929	$54
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable
Due to Related Party	307,674	307,674
Notes Payable (N/P)	490,000	90,000
Salaries Payable	744,000	660,000
Total for Accounts Payable	$1,541,674	$1,057,674
Credit Cards
Other Current Liabilities
Total for Current Liabilities	$1,541,674	$1,057,674
Long-term Liabilities
Total for Liabilities	$1,541,674	$1,057,674
Stockholders Equity
Common Stock $0.001 par value, 1,000,000,000 shares authorized, 175,739,101 shares issued and outstanding	175,739	171,732
Additional Paid in Capital	305,374	270,316
Accumulated Deficit	(1,580,858)	(1,499,668)
Total for Stockholders Equity	$(1,099,745)	$(1,057,620)
Total for Liabilities and Equity	$441,929	$54

DINEWISE INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

MARCH 31, 2025

(Unaudited)

	3 Months Ended
	March 31, 2025	March 31, 2024
Income
Interest earned	18,900
Total for Income	$18,900	0
Cost of Goods Sold
Gross Profit	$18,900	0
Expenses
Officers’ salaries	84,000
Total for Payroll expenses	$84,000	0
Memberships & subscriptions	11,666	4,289
Bank fees & service charges	305	30
Total for General business expenses	$11,971	$4,319
Meals	1,351	127
Employee benefits	1,152
Legal Fees	626
Total for Professional Service Fees	$626	0
Advertising & marketing	500
Entertainment	421
Business licenses	70
Office supplies		46
Total for Office expenses	0	$46
Total for Expenses	$100,090	$4,491
Net Operating Income	$(81,190)	(4,491)
Net Income	$(81,190)	$(4,491)

DINEWISE INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2025

(Unaudited)

	Common Stock		Additional Paid in Capital	Common Stock Subscribed	Accumulated Surplus	Total
	Shares	Amount

Balance December 31, 2023	154,731,956	154,732	$287,268	-	$(1,335,654)	$(893,654)

Net Profit March 31, 2024	-	-	-	-	$(4,491)	$(4,491)

Balance March 31, 2024	154,731,956	$154,732	$287,268		$(1,340,145)	$(898,145)

Shares Issued During the Period	17,000,000	17,000
Balance December 31, 2024	171,731,956	$171,732	$270,316	$-	$(1,499,668)	$(1,057,620)

Shares Issued During the Period	4,007,145	4,007
Net Loss March 31, 2025			$-	$-	$(81,190)	$(81,190)

Balance March 31, 2025	175,739,101	$175,739	$305,374		$(1,580,858)	$(1,099,745)

DINEWISE INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

MARCH 31, 2025

(Unaudited)

	3 Months Ended
	March 31, 2025	March 31, 2024
OPERATING ACTIVITIES
Net Income	(81,190)	(4,491)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Due to Related Party
Loan Receivable (L/R)	(315,000)
Loan Receivable (L/R):Accrued Interest Receivable	(18,900)
Loans to officers
Notes Payable (N/P)	400,000
Salaries Payable	84,000
Total for Adjustments to reconcile Net Income to Net Cash provided by operations:	150,100
Net cash provided by operating activities	68,910	(4,491)
INVESTING ACTIVITIES
Long-term investments	(85,000)
Net cash provided by investing activities	(85,000)
FINANCING ACTIVITIES
Additional paid in capital	35,058	4,496
Common stock	4,007
Retained Earnings
Net cash provided by financing activities	39,065	4,496
NET CASH INCREASE FOR PERIOD	22,975	4
Cash and Cash Equivalents, beginning of period	54	6
Cash and Cash Equivalents, end of period	23,029	10

DINEWISE, INC.

Notes to the Reviewed Financial Statements

For The Period Ended March 31, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

Dinewise, Inc. (the “Company”) got incorporated on August 02, 2002 under the laws of the state of Nevada. , a leading national technology conglomerate, is the parent company that owns and controls a diversified portfolio of subsidiaries across various industries. Growth will primarily be driven through strategic acquisitions.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2025 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $(1,580,858) as of March 31, 2025, the company currently does not have a business operation, these factors raise substantial doubt about company ‘ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in US dollars. The Company’s fiscal year-end is December 31.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, short-term investments, accounts payable and note payable. The respective carrying values of these financial instruments approximate their fair values. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025. Fair values were assumed to approximate carrying values for these financial instruments as either they do not have any active market or are short term in nature and therefore their carrying amounts approximate fair value.

Income Taxes

Income taxes are determined in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the period ended March 31, 2024, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

Commitments and Contingencies

The Company follows ASC 440 & ASC 450, subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies and commitments respectively. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Intangible Assets – work in progress

Costs incurred during the development of a website are initially recognized as work in progress (WIP) and classified as an intangible asset on the balance sheet. Only costs directly attributable to the website development phase are capitalized. These include salaries and wages for employees directly involved, payments to external developers or consultants, software or tools specifically purchased for the project, and material hosting or domain costs incurred during the development phase. Costs not meeting the criteria for capitalization, such as research expenses, general administrative costs, and ongoing maintenance or upgrades after the website becomes operational, are expensed as incurred.

The website remains classified as a work in progress until it is fully developed and ready for its intended use. Once completed, the accumulated costs are transferred to intangible assets and amortized over its estimated useful life, typically ranging from 3 to 5 years, using a straight-line method. The costs capitalized as WIP are reviewed periodically to ensure they are directly related to the development phase.

Work in progress is tested for impairment annually or whenever circumstances indicate that the carrying amount may not be recoverable. Any impairment losses identified are recognized in the income statement. Upon completion of the website, its amortization begins, reflecting the consumption of the asset’s benefits over its useful life.

Revenue Recognition

Revenue is recognized when earned at the fair value of the consideration received or receivable.

Interest Income is recognized upon loaning the money to the customer and is calculated on a monthly basis at the rate of 2% simple interest on the loan amount receivable from the customer.

Income from other investment activities is generated through various short-term alternative investment activities as seem profitable to the management and income from such activities is recognized when earned.

Market place is a digital platform for buyers and sellers. The platform’s primary performance obligation is to facilitate transactions by providing a marketplace for buyers and sellers. This includes enabling the listing of goods/services, facilitating payment processing, and providing customer support. Income is recognized on a net basis, representing only the fee or commission earned, when the platform satisfies its performance obligation by successfully facilitating the transaction. This generally occurs when the buyer’s payment is processed and the platform’s role in the transaction is complete.

NOTE 4 – COMMON STOCK

The Company has common stock outstanding of 175,739,101 as of March 31, 2025.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated other subsequent events till the date these financial statements were issued and has determined that there are no items to disclose.

On March 27, 2025, the company filed a certificate of amendment for name change to Superstar Platforms, Inc.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES, INCLUDING OUR ABILITY TO COMMERCIALIZE NEW PRODUCTS, HIRE AND RETAIN KEY PERSONNEL, AND SECURE SUFFICIENT FUNDING TO EXECUTE OUR GROWTH PLAN. IF OUR ASSUMPTIONS REGARDING PLANNED EXPENDITURES OR REVENUE GENERATION PROVE INACCURATE, WE MAY NEED TO ADJUST OUR STRATEGIC TIMELINE OR RESOURCE ALLOCATION,WHILE WE BELIEVE THESE PATENTS PROVIDE MEANINGFUL PROTECTION FOR CERTAIN ASPECTS OF OUR TECHNOLOGY, THERE IS NO GUARANTEE THAT THEY WILL PREVENT ALL COMPETITORS FROM DEVELOPING SIMILAR PRODUCTS, FAILURE TO COMPLY WITH THE FAMILY EDUCATIONAL RIGHTS AND PRIVACY ACT (“FERPA”) COULD LIMIT OR DELAY OUR ABILITY TO DEPLOY SAFESCHOOL™ IN CERTAIN JURISDICTIONS, IMPACT CUSTOMER ADOPTION, OR EXPOSE THE COMPANY TO REGULATORY RISK AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Overview

The issuer was incorporated in the State of Nevada in 2002 as Simplagene USA Inc. and was known by that name until 2005. The Company operated as Dinewise Inc. until March 2025 when it changed its name to Superstar Platforms Inc. The Company operated as Dinewise, Inc until March 2025 when it changed its name to Superstar Platforms Inc. Superstar Platforms, will be a leading national technology conglomerate that will control a diversified portfolio of subsidiaries across various industries. Superstar Platforms will also lend to small businesses. Growth will primarily be driven through strategic acquisitions. Currently Superstar Platforms has no affiliated or subsidiary companies.

The Company qualifies as a “smaller reporting company” as defined in Section 10(f) of Regulation S-K(17 C.F.R. § 229.10) as one that has a public float of less than $250 million. It has revenues of less than $100,000,000 per year.

Overview of Business

The Company operated as Dinewise Inc. until March 2025 when it changed its name to Superstar Platforms Inc. There are currently no affiliated companies as of July 7, 2025.

Market Outlook

The global technology sector is projected to surpass 5.5 trillion in 2025. Superstar Platforms, Inc is driven by accelerated demand for AI, cloud computing, cybersecurity, and fintech solutions. While macroeconomic and regulatory risks persist, well-diversified and innovative tech conglomerates are well-positioned to capitalize on digital transformation and sustained investment in technology infrastructure.

Potential Acquisitions

As an adjunct to its business strategy, the Company will also seek to identify potential acquisitions in the small lending business.

Capital Formation

Superstar Platforms Inc.- Shareholders’ Equity Capital Formation

The issuer was incorporated in the State of Nevada in 2002 as Simplagene USA Inc. and was known by that name until 2005. The Company operated as Dinewise Inc. until March 2025 when it changed its name to Superstar Platforms Inc. As of July 7, 2025, The Company was authorized to issue one billion of common stock with 180,147,046 issued and outstanding. The company has issued 5,415,090 since the Quarterly Report for the period ending March 31, 2025, was filed. In 2022, the Company issued 34,000,000 shares for debt conversions. In 2023, the Company issued 13,000,000 shares for debt conversion. In 2024, the Company issued 17,000,000 for debt conversions. There is no preferred stock. The Company may require additional funding for ongoing operations in the future. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Results of Operations

For the three months ended March 31, 2025, and March 31, 2024:

The following table summarizes the results of our operations during the three months ending March 31, 2025, and 2024, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year to the prior year:

We recorded revenues of $18,900 for the three months ending March 31, 2025, as compared with revenue of $0 for the three months ending March 31, 2024. The increased loss was primarily driven by investment losses, including unrealized investment losses, which largely resulted from futures trading activities.

4

Operating expenses totaled $(100,090) for the three months ending March 31, 2025, compared to $(4,491) for the three months ending March 31, 2024, an increase of $95,599 or 1706%. The main reason for the increase was an increase in payroll expense.

Line item	3/31/25	3/31/24	Increase/Decrease	% Increase/Decrease
				0.06
Revenue	$18,900	0.00	18,900
Operating Expenses	$100,090	4,491	95,599	(1,706)%
Net profit	$(81,190)	(4,491)	(76,699)	(1,708)%
Profit per share	$(.0.00046)	(0.000026)	(0.000434)	(178.6)%

190

Liquidity and Capital Resources

As of March 31, 2025, and December 31, 2024, we had total assets of $441,919 and $54, working capital of $23,029 and $54 and an accumulated deficit of $1,499,668 and $1,335.654 respectively. Our operating activities used $150,100 in cash for the three months ending March 31, 2025, compared to net cash used in operations of $0 for the three months ended March 31, 2024. Our revenues were $18,900 for the three months ending March 31, 2025, and $0 for the three months ending March 31, 2024.

Management believes that the Company’s cash will be sufficient to fund all Company obligations and commitments for the next twelve months. Historically, we have depended on equity offerings and loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

As of March 31, 2025, and December 31, 2024, the Company had an outstanding loan balance of $231,000 from a related party. The original note was $270,000, with accrued interest totaling $293,200. The note was due on December 31, 2021. In addition, the Company began lending to small businesses and, as of March 31, 2025, had loan receivables totaling \$315,000. These loans bear interest at an annual rate of 24%, and collections from these receivables are expected to support the Company’s liquidity and ongoing operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are affected in material ways by inflation. Periods of high rates of unemployment and other downturns in the economy lead to increases in revenue but can also have increased defaults on loans when the economy is down.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates.

5

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued a new standard to improve reportable segment disclosures. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2025 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our segment disclosures.

In December 2023, the FASB issued a new standard to improve income tax disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will be effective for us beginning with our annual reporting for fiscal year 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our income tax disclosures.

In November 2024, the FASB issued a new standard to expand disclosures about income statement expenses. The guidance requires disaggregation of certain costs and expenses included in each relevant expense caption on our consolidated income statements in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 3- Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 4-Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2025. This evaluation was carried out by our Chief Executive Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting, which is described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2025 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2025, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2025: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

6

To a certain extent, the size of our operation provides inherent checks and balances relative to internal controls: Because of our limited staff size and the integration of our executives and directors in operations, the prospect for significant internal control failures resulting in unreliable financial statements or worse is remote. Regardless, we recognize the importance of multiple layers of reporting and controls and are working toward improving our capabilities.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At this time, we know of no pending legal proceedings to which we are a party, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. There are no such claims or disputes pending at this time and we have not been notified of any possible claims or disputes.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 27, 2025, we issued three million shares of unregistered common stock to a note holder to cancel a mote of $63,000.00.

Item 3. Defaults Upon Senior Securities

The Company has no senior securities, but has outstanding instruments previously characterized as unsecured convertible debentures. These instruments are not senior to any other Company obligation. A Company insider holds the note. The original note was $270,000.00 but the principal as of March 31,2025 was $227,000.00

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Nothing to add.

Item 6. Exhibits

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dinewise Inc.

Date: August 4, 2025
	By:	/s/ Michael Farr
Michael Farr
Chief Executive Officer
(Principal Executive Officer)

Dinewise Inc.

Date: August 4, 2025
	By:	/s/ Michael Farr
Michael Farr
Chief Financial Officer
(Principal Financial Officer)

8