Form 10-Q
period 2025-06-30
Superstar Platforms Inc.
filed 2025-08-19
CIK 1192323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-56744

Superstar Platforms, Inc.

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

2

Unless the context clearly indicates otherwise, when used in this report “we,” “us,” “our,” “Superstar Platforms, Inc,” “Company,” or “our Company” refers to Superstar Platforms, Inc. and, if applicable, our subsidiaries.

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

3

Item 1. FINANCIAL STATEMENTS

Superstar Platforms, Inc

Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current Assets
Bank Accounts
Cash
Superstar Platforms (7821) - 2	$1,240,189	$54
Total for Bank Accounts	$1,240,189	$54
Accounts Receivable
Loan Receivable (L/R)	$1,323,682	$0
Accrued Interest Receivable	$98,321
Total for Loan Receivable (L/R)	$1,422,003	$0
Total for Accounts Receivable	$1,422,003	$0
Other Current Assets
Loans to officers
Loans to others
Total for Other Current Assets	$0	$0
Total for Current Assets	$2,662,192	$54
Fixed Assets
Other Assets
Total for Assets	$2,662,192	$54
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable
Due to Related Party	$307,674	$307,674
Notes Payable (N/P)	$2,690,000	$90,000
Salaries Payable	$828,000	$660,000
Total for Accounts Payable	$3,825,674	$1,057,674
Credit Cards
Other Current Liabilities
Total for Current Liabilities	$3,825,674	$1,057,674
Long-term Liabilities
Total for Liabilities	$3,825,674	$1,057,674
Equity
Common Stock $0.001 par value, 1,000,000,000 shares authorized, 180,147,046 shares issued and outstanding	$180,147	$171,732
Additional paid in capital	$258,645	$270,316
Accumulated deficit	$(1,602,274)	$(1,499,668)
Total for Equity	$(1,163,482)	$(1,057,620)
Total for Liabilities and Equity	$2,662,192	$54

Superstar Platforms, Inc

Statement of Operations

(Unaudited)

	3 Months Ended		6 Months Ended
	March 31, 2025	March 31, 2024	June 30, 2025	June 30, 2024
Income
Interest earned	$18,900	$0	$98,321
Total for Income	$18,900	$0	$98,321	$0
Cost of Goods Sold
Gross Profit	$18,900	$0	$98,321	$0
Expenses
Advertising & marketing	$500		$2,593
Business licenses	$70		$95
Employee benefits	$1,152		$1,152	$0
Health insurance & accident plans			$3,055
Total for Employee benefits	$1,152	$0	$4,207	$0
General business expenses	$421		$542	$0
Bank fees & service charges	$304	$30	$405	$90
Memberships & subscriptions	$11,666	$4,289	$14,865	$4,289
Total for General business expenses	$12,391	$4,319	$15,812	$4,379
Meals	$1,351		$2,702	$127
Travel meals		$127	$17
Total for Meals	$1,351	$127	$2,717	$127
Office expenses	$0		$0	$0
Office supplies		$45	$165	$73
Shipping & postage			$23
Software & apps			$105
Total for Office expenses	$0	$45	$293	$73
Payroll expenses	$0		$0	$0
Officers’ salaries	$84,000		$168,000
Total for Payroll expenses	$84,000		$168,000	$0
Professional Service Fees	$0		$0	$0
Legal Fees	$626		$3,126
Consulting Fees				$10,000
Total for Professional Service Fees	$626		$3,126	$10,000
Supplies	$0		$0	$0
Supplies & materials			$129
Total for Supplies	$0		$129	$0
Travel			$3,954
Total for Expenses	$100,090	$4,491	$200,927	$14,579
Net Operating Income	$(81,190)	$(4,491)	$(102,606)	$(14,579)
Other Income
Other Expenses
Net Other Income	$0	$0	$0	$0
Net Income	$(81,190)	$(4,491)	$(102,606)	$(14,579)

SUPERSTAR PLATFORMS, INC

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2025

(Unaudited)

STOCKHOLDERS EQUITY -SIX MONTHS ENDED JUNE 30, 2024
	Common Stock		Additional Paid in Capital	Common Stock Subscribed	Accumulated Surplus	Total
	Shares	Amount

Balance December 31, 2023	154,731,956	$154,732	$287,268	-	$(1,335,654)	$(893,654)
Net Profit (Loss)					(4,491)	$(4,491)
Balance March 31, 2024	154,731,956	$154,732	$287,268	$-	$(1,340,145)	$(898,145)
Shares issed During the Period	12,000,000	$12,000
Net Profit (Loss) June 30, 2024					$(14,579)	$(14,579)
Balance June 30, 2024	166,731,956	$166,732	$64,602		$(1,354,724)	$(912,724)

STOCKHOLDERS EQUITY -SIX MONTHS ENDED JUNE 30, 2025
	Common Stock		Additional Paid in Capital	Common Stock Subscribed	Accumulated Deficit	Total
	Shares	Amount

Balance December 31, 2024	171,731,956	$171,732	$270,316		$(1,499,668)	$(1,057,620)
Net Profit (Loss)					$(81,190)	$(81,190)
Shares Issued During the Period	4,007,145	$4,007
Balance March 31, 2025	175,739,101	$175,739	$305,374	$-	$(1,580,858)	$(1,099,745)
Shares issed During the Period	4,407,945	$4,408
Net Profit (Loss) June 30, 2025				-	$(102,606)	$(102,606)
Balance June 30, 2025	180,147,046	$180,147	$258,645	$-	$(1,602,274)	$(1,163,482)

Statement of Cash Flows

Superstar Platforms, Inc

June 30, 2025

	6 Months Ended
	June 30, 2025	June 30, 2024
OPERATING ACTIVITIES
Net Income	(102,606)	(14,579)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Due to Related Party
Loan Receivable (L/R)	(1,323,683)
Loan Receivable (L/R):Accrued Interest Receivable	(98,321)
Loans to officers
Notes Payable (N/P)	2,600,000
Salaries Payable	168,000
Total for Adjustments to reconcile Net Income to Net Cash provided by operations:	1,345,996	-
Net cash provided by operating activities	1,243,390	(14,579)
INVESTING ACTIVITIES
Long-term investments	-
Net cash provided by investing activities	0	-
FINANCING ACTIVITIES
Additional paid in capital	(11,670)	14,561
Common stock	8,415
Retained Earnings
Net cash provided by financing activities	(3,255)	14,561
NET CASH INCREASE FOR PERIOD	1,240,135	(18)
Cash and Cash Equivalents, beginning of period	54	6
Cash and Cash Equivalents, end of period	1,240,189	(12)

Item 1A-Notes to Unaudited Financial Statements

SUPERSTAR PLATFORMS, INC.

Notes to the Reviewed Financial Statements

For The Period Ended June 30, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

Superstar Platforms, Inc. (the “Company”) was incorporated on March 27, 2025 under the laws of the state of Nevada. , a leading national technology conglomerate, is the parent company that will owns and controls a diversified portfolio of subsidiaries across various industries. Growth will primarily be driven through strategic acquisitions.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2025 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $(1,602,274) as of June 30, 2025, the company currently does not have a business operation, these factors raise substantial doubt about company ‘ability to continue as a going concern.

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

The Company’s financial instruments consist principally of cash, accounts receivable, short-term investments, accounts payable and note payable. The respective carrying values of these financial instruments approximate their fair values. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025. Fair values were assumed to approximate carrying values for these financial instruments as either they do not have any active market or are short term in nature and therefore their carrying amounts approximate fair value.

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

For the period ended June 30, 2025, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2025, the Company did not have any significant unrecognized uncertain tax positions.

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

NOTE 4 – COMMON STOCK

The Company has common stock outstanding of 180,147,046 as of June 30, 2025.

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

Overview of Business

The Company operated as Dinewise Inc. until March 27, 2025 when it changed its name to Superstar Platforms Inc. There are currently no affiliated companies as of August 15, 2025.

Market Outlook

The global technology sector is projected to surpass 5.5 trillion in 2025. Superstar Platforms, Inc is driven by accelerated demand for AI, cloud computing, cyber security, and fintech solutions. While macroeconomic and regulatory risks persist, well-diversified and innovative tech conglomerates are well-positioned to capitalize on digital transformation and sustained investment in technology infrastructure.

Potential Acquisitions

As an adjunct to its business strategy, the Company will also seek to identify potential acquisitions in the small lending business.

Capital Formation

Superstar Platforms Inc.- Shareholders’ Equity Capital Formation

The issuer was incorporated in the State of Nevada in 2002 as Simplagene USA Inc. and was known by that name until 2005. The Company operated as Dinewise Inc. until March 27, 2025 when it changed its name to Superstar Platforms Inc. As of August 15, 2025 The Company was authorized to issue one billion of common stock with 180,147,046 issued and outstanding. The company has issued 4,407,945 since the Quarterly Report for the period ending March 31, 2025. In 2022, the Company issued 34,000,000 shares for debt conversions. In 2023, the Company issued 13,000,000 shares for debt conversion. In 2024, the Company issued 17,000,000 for debt conversions. There is no preferred stock. The Company may require additional funding for ongoing operations in the future. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Results of Operations

For the six months ended June 30, 2025, and June 30, 2024:

The following table summarizes the results of our operations during the six months ending June 30, 2025, and 2024, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year to the prior year:

We recorded net profit of$ (102,606) for the six months ending June 30, 2025, as compared with revenue of $(14,579) for the six months ending June 30, 2024. The increased loss was primarily driven by operating expenses and payroll.

4

Operating expenses totaled $(200,927) for the six months ending June 30, 2025, compared to $(14,579) for the three months ending June 30, 2024, an increase of $186,348 or 1706%. The main reason for the increase was an increase in payroll expense.

Line item	6/30/25	6/30/24	Increase/Decrease	% Increase/Decrease

Revenue	$98,321	0.00	98,321
Operating Expenses	$(200,927)	(14,579)	(186,348)	1,278%
Net profit	$(102,606)	(14,579)	(88,027)	(604)%
Profit per share	$(.0.0006)	(0.00008)	(0.00056)	(700)%

190

Liquidity and Capital Resources

As of June 30,2025, and December 31, 2024, we had total assets of $2,440,304 and $54, working capital of $1,240,189 and $54 and an accumulated deficit of $(1,614,849) and $1,335.654 respectively. Our operating activities used $1,243,390 in cash for the six months ending June 30, 2025, compared to net cash used in operations of $0 for the six months ended June 30, 2024. Our revenues were $98,321 for the six months ending June 30, 2025, and $0 for the six months ending June 30, 2024.

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

As of June 30 ,2025, and December 31, 2024, the Company had an outstanding loan balance of $307,674 from a related party. The original note was $270,000, with accrued interest totaling $293,200. The note was due on December 31, 2021. In addition, the Company began lending to small businesses and, as of June 30, 2025, had loan receivables totaling $1, 323,683. These loans bear interest at an annual rate of 24%, and collections from these receivables are expected to support the Company’s liquidity and ongoing operations.

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

5

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

ITEM 4- Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2025. This evaluation was carried out by our Chief Executive Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2025 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2025, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

6

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued Two-Million four hundred seven thousand nine hundred forty five (2,407,945) shares of unregistered common stock for $54,000

Item 3. Defaults Upon Senior Securities

The Company has no senior securities, but has outstanding instruments previously characterized as unsecured convertible debentures. These instruments are not senior to any other Company obligation. A Company insider holds the note. The original note was $270,000.00 but the principal as of June 31, 2025 was $226,000.00

Item 4. Mine Safety Disclosures

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

Superstar Platforms, Inc.

Date: August 18, 2025
	By:	/s/ Michael Farr
Michael Farr
Chief Executive Officer
(Principal Executive Officer)

Superstar Platforms, Inc.

Date: August 18, 2025
	By:	/s/ Michael Farr
Michael Farr
Chief Financial Officer
(Principal Financial Officer)

8