Form 10-Q
period 2025-09-30
Superstar Platforms Inc.
filed 2025-11-14
CIK 1192323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:000-56744

Superstar Platforms, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	01-0741042
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

586 Cobb Parkway S Suite 900Marietta,GA30060

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:(650)228-0680

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

As of September 30, 2025, there were 182,289,904 shares of common stock of the Registrant outstanding.

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

3

Item 1. FINANCIAL STATEMENTS

Balance Sheet

Superstar Platforms, Inc

Unaudited

	September 30, 2025	December 31, 2024
Assets
Current Assets
Bank Accounts
Cash	$25,079	$54
Total for Bank Accounts	$25,079	$54
Accounts Receivable
Loan Receivable (L/R)	$2,511,083	$-
Accrued Interest Receivable	$248,986
Total for Loan Receivable (L/R)	$2,760,069	$-
Total for Accounts Receivable	$2,760,069	$-
Total for Current Assets	$2,785,148	$54
Total Assets	$2,785,148	$54
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable
Due to Related Party	$307,674	$307,674
Notes Payable (N/P)	$2,590,000	$90,000
Salaries Payable	$912,000	$660,000
Total for Accounts Payable	$3,809,674	$1,057,674
Total for Current Liabilities	$3,809,674	$1,057,674
Total for Liabilities	$3,809,674	$1,057,674
Equity
Common Stock $0.001 par value, 1,000,000,000 shares authorized, 182,289,904 shares issued and outstanding	$182,290	$171,732
Additional paid in capital	$349,090	$270,316
Accumulated Deficit	$(1,555,906)	$(1,499,668)
Total for Equity	$(1,024,526)	$(1,057,620)
Total for Liabilities and Equity	$2,785,148	$54

Superstar Platforms, Inc

Statement of Operations

Unaudited

	3 Months Ended		9 Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income
Interest earned	150,665	$-	248,986	$-
Total for Income	150,665	$-	248,986	$-
Cost of Goods Sold
Gross Profit	150,665		248,986	$-
Expenses
Advertising & marketing	7,728		10,321
Business licenses			95
Employee benefits		404	1,152	$404
Health insurance & accident plans	1,000		4,055
Total for Employee benefits	$1,000	404	5,207	$404
Entertainment	795		795
General business expenses
Bank fees & service charges		45	405	$135
Memberships & subscriptions	6,133	3780	21,540	$8,069
Total for General business expenses	$6,133	3825.00	21,945	$8,204
Insurance	235		235
Meals		798		$925
Travel meals			2,718
Total for Meals		798	2,718	925
Office expenses
Office supplies			165	$73
Shipping & postage			23
Software & apps			105
Total for Office expenses			293	73
Payroll expenses
Officers’ salaries	84,000		252,000	$-
Total for Payroll expenses	$84,000		252,000	-
Professional Service Fees
Legal Fees	4,406		7,532
Consulting Fees				$10,000
Total for Professional Service Fees	$4,406		7,532	$10,000
Supplies
Supplies & materials			129	$-
Total for Supplies			129	-
Travel			3,954
Total for Expenses	$104,297	5027	305,224	19,606
Net Operating Income	$46,368	(5027)	(56,238)	(19,606)
Other Income
Other Expenses
Vehicle expenses
Vehicle gas & fuel		251		$251
Total for Vehicle expenses		251		$251
Total for Other Expenses		251		$251
Net Other Income		(251)		$(251)
Net Income	$46,368	(5278)	(56,238)	(19,857)

Superstar Platforms, Inc

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2025

(Unaudited)

STOCKHOLDERS EQUITY -NINE MONTHS ENDED SEPTEMBER 30, 2024
	Common Stock		Additional Paid in	Common Stock	Accumulated
	Shares	Amount	Capital	Subscribed	Surplus	Total

Balance December 31, 2023	154,731,956	$154,732	$287,268	-	$(1,335,654)	$(893,654)
Balance March 31, 2024	154,731,956	$154,732	$287,268	$-	$(1,340,145)	$(898,145)
Shares issued During the Period	12,000,000	$12,000
Balance June 30, 2024	166,731,956	$166,732	$64,602		$(1,354,724)	$(1,123,390)
Net Profit (Loss) September 30, 2024					$(5,278)	(5278)
Balance September 30, 2024	166,731,956	$166,732	$59,312	$-	$(1,340,932)	$(1,128,668)

STOCKHOLDERS EQUITY -NINE MONTHS ENDED SEPTEMBER 30, 2025
	Common Stock		Additional Paid in	Common Stock	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance December 31, 2024	171,731,956	$171,732	$270,316	-	$(1,499,668)	$(1,057,620)
Shares Issued During the Period	4,007,145	$4,007
Balance March 31, 2025	175,739,101	$175,739	$305,374	$-	$(1,580,858)	$(1,099,745)
Shares issued During the Period	4,407,945	$4,408
Balance June 30, 2025	180,147,046	$180,147	$258,645		$(1,602,274)	$(1,070,894)
Shares issued During the Period	2,142,858
Net Profit (Loss) September 30, 2025					$46,368	$46,368
Balance September 30, 2025	182,289,904	$182,289	$349,091	$-	$(1,555,906)	$(1,024,526)

Superstar Platforms, Inc

Statement of Cash Flows

	9 Months Ended
	September 30, 2025	September 30, 2024
OPERATING ACTIVITIES
Net Income	$(56,238)	$(19,857)
Adjustments to reconcile Net Income to Net Cash provided by operations:		$-
Loan Receivable (L/R)	$(2,511,083)	$0
Loan Receivable (L/R):Accrued Interest Receivable	$(248,986)	$0
Loans to officers	$-
Loans to others	$-
Notes Payable (N/P)	$2,500,000
Salaries Payable	$252,000
Total for Adjustments to reconcile Net Income to Net Cash provided by operations:	$(8,069)
Net cash provided by operating activities	$(64,307)	$(19,857)
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Additional paid in capital	$78,774	$19,851
Common stock	$10,558	$-
Net cash provided by financing activities	$89,332	$19,851
NET CASH INCREASE FOR PERIOD	$25,025	$(6)
Cash at beginning of period	$54	$6
CASH AT END OF PERIOD	$25,079	$-

Item 1A-Notes to Unaudited Financial Statements

SUPERSTAR PLATFORMS, INC.

Notes to the Reviewed Financial Statements

For The Period Ended September 30, 2025

NOTE 1 –ORGANIZATION AND BUSINESS

Superstar Platforms, Inc. (the “Company”) was incorporated on March 27, 2025 under the laws of the state of Nevada. , a leading national technology conglomerate, is the parent company that will owns and controls a diversified portfolio of subsidiaries across various industries. Growth will primarily be driven through strategic acquisitions.

NOTE 2 –GOING CONCERN

The Company’s financial statements as of September 30, 2025 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $(1,555,906) as of September 30, 2025, the company currently does not have a business operation, these factors raise substantial doubt about company ‘ability to continue as a going concern.

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s financial instruments consist principally of cash, accounts receivable, short-term investments, accounts payable and note payable. The respective carrying values of these financial instruments approximate their fair values. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025. Fair values were assumed to approximate carrying values for these financial instruments as either they do not have any active market or are short term in nature and therefore their carrying amounts approximate fair value.

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

For the period ended September 30, 2025, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2025, the Company did not have any significant unrecognized uncertain tax positions.

Commitments and Contingencies

The Company follows ASC 440 &ASC 450, subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies and commitments respectively. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Interest Income is recognized upon loaning the money to the customer and is calculated on a monthly basis at the rate of2% simple interest on the loan amount receivable from the customer.

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

NOTE 4 –COMMON STOCK

The Company has common stock outstanding of 182,289,904 as of September 30, 2025.

NOTE 5 -SUBSEQUENT EVENTS

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

Overview of Business

The Company operated as Dinewise Inc. until March 27, 2025 when it changed its name to Superstar Platforms Inc. Superstar Platforms, Inc owns PawnTrust. PawnTrust is a marketplace exclusively for Pawn Shops. It allows users to buy, borrow and barter through an app on their mobile phone. The marketplace is in beta testing and is slated to go live in Q2/2026.

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

Capital Formation

Superstar Platforms Inc.- Shareholders’ Equity Capital Formation

The issuer was incorporated in the State of Nevada in 2002 as Simplagene USA Inc. and was known by that name until 2005. The Company operated as Dinewise Inc. until March 27, 2025 when it changed its name to Superstar Platforms Inc. As of September 30, 2025 The Company was authorized to issue one billion of common stock with 182,289,904 issued and outstanding. The company has issued 2,142,858 shares since the Quarterly Report for the period ending June 30, 2025. In 2022, the Company issued 34,000,000 shares for debt conversions. In 2023, the Company issued 13,000,000 shares for debt conversion. In 2024, the Company issued 17,000,000 for debt conversions. There is no preferred stock. The Company may require additional funding for ongoing operations in the future. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Results of Operations

For the nine months ended September 30, 2025, and September 30, 2024:

The following table summarizes the results of our operations during the nine months ending September 30, 2025, and 2024, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year to the prior year:

We recorded net profit of $(56,238) for the nine months ending September 30, 2025, as compared with net profit of $(19,857) for the nine months ending September 30, 2024. The increased loss was primarily driven by operating expenses and payroll.

4

Operating expenses totalled $(305,224) for the nine months ending September 30, 2025, compared to $(19,857) for the nine months ending September 30, 2024, an increase of $285,367 or 1,437.%. The main reason for the increase was an increase in payroll expense.

Line item	9/30/25	9/30/24	Increase/Decrease	% Increase/Decrease

Revenue	$248,986	0.00	248,986
Operating Expenses	$(305,224)	(19,857)	285,367	1,437%
Net Loss	$(56,238)	(19,857)	(36,381)	183%
Profit Loss Per Share	$0.00031	$0.00011	$0.00020	183%

Liquidity and Capital Resources

As of September 30, 2025, and December 31, 2024, we had total assets of $2,785,148 and $54.19, working capital of $25,079 and $54 and an accumulated deficit of $(1,555,906) and $(1,499,668) respectively. Our operating activities used $(64,307) in cash for the nine months ending September 30, 2025, compared to net cash used in operations of $19,587 for the nine months ended September 30, 2024. Our revenues were $248,986 for the nine months ending September 30, 2025, and $0 for the nine months ending September 30, 2024.

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

As of September 30 ,2025, and December 31, 2024, the Company had an outstanding loan balance of $307,674 from a related party. The original note was $270,000, with accrued interest totaling $293,200. The note was due on December 31, 2021. In addition, the Company began lending to small businesses and, as of September 30, 2025, had loan receivables totaling $2,511,083. These loans bear interest at an annual rate of 24%, and collections from these receivables are expected to support the Company’s liquidity and ongoing operations.

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

ITEM 4- Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2025. This evaluation was carried out by our Chief Executive Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2025 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2025, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued Two-Million One-Hundred Forty Two Thousand Eight Hundred Fifty-Eight (2,142,858) shares of unregistered common stock for $150,000.

Item 3. Defaults Upon Senior Securities

The Company has no senior securities, but has outstanding instruments previously characterized as unsecured convertible debentures. These instruments are not senior to any other Company obligation. A Company insider holds the note. The original note was $270,000 but the principal as of September 30, 2025 was $226,000

Item 4. Mine Safety Disclosures

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

Date: November 14, 2025
	By:	/s/ Michael Farr
Michael Farr
Chief Executive Officer
(Principal Executive Officer)

Superstar Platforms, Inc.

Date: November 14, 2025
	By:	/s/ Michael Farr
Michael Farr
Chief Financial Officer
(Principal Financial Officer)

8