Form 10-K
period 2025-12-31
Superstar Platforms Inc.
filed 2026-04-15
CIK 1192323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-56744

Superstar Platforms, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	01-0741042
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

586 Cobb Parkway S Suite 900 Marietta,GA30060

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (650)228-0680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	SPST	OTC Markets

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of 35,410,706 shares of the registrant’s common stock held by non-affiliates on June 30, 2025 was $3,186,963.54. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At March 30, 2026, there were 182,289,904 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pertaining to the registrant’s 2026 annual meeting of shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).

Special Note Regarding Forward-Looking Statements

Unless the context clearly indicates otherwise, when used in this report “we,” “us,” “our,” “Superstar Platforms, Inc.,” the “Company,” or “our Company” refers to Superstar Platforms, Inc. and, where applicable, its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements discuss matters that are not historical facts and are based on current expectations and assumptions regarding future events. Because forward-looking statements relate to future events or conditions, they may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” or similar expressions, including the negatives of those terms. These forward-looking statements appear in various places throughout this Report and include statements regarding, including without limitation, possible or assumed future results of operations; business strategies and objectives; future cash flows and liquidity; financing plans and capital requirements; plans and objectives of management; future operations and business plans; and any other statements that are not historical facts. Forward-looking statements may also appear in our other filings with the Securities and Exchange Commission, including reports on Form 8-K, in press releases, investor presentations, information posted on our website, and other public statements made by us. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Many of these risks and uncertainties are outside of our control and could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under “Item 1A – Risk Factors” and elsewhere in this Report. Considering these risks, uncertainties, and assumptions, the events described in the forward-looking statements may not occur or may occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or otherwise.

Part I

Item 1. Business

Overview

Superstar Platforms, Inc. (“Superstar,” the “Company,” “we,” “us,” or “our”) is a Nevada corporation that operates as a technology-focused holding company. The Company seeks to acquire, develop, and manage a diversified portfolio of subsidiaries across various industries. The Company’s growth strategy is primarily focused on strategic acquisitions, capital allocation, and operational oversight of its portfolio businesses.

Currently, the Company owns and operates PawnTrust, a technology-enabled marketplace platform designed to serve approximately 11,000 pawn shops in the United States. PawnTrust is intended to digitize participating pawn shop inventory and facilitate borrowing, buying, and bartering transactions through a mobile-based marketplace. The platform seeks to connect pawn shops and consumers through a centralized digital interface and generate revenue through transaction-based fees.

In addition to operating PawnTrust, the Company provides strategic capital resources and operational support to affiliated and third-party businesses. The Company evaluates opportunities to deploy capital in a manner intended to enhance long-term shareholder value, including through structured lending arrangements and potential acquisitions.

The Company’s operations are currently concentrated in capital deployment activities and the continued development of its technology platform. The Company intends to expand its portfolio through disciplined acquisition and investment strategies, subject to available capital and market conditions.

History

The issuer was incorporated in the State of Nevada in 2002 as Simplagene USA Inc. and was known by that name until 2005. The Company operated as Dinewise Inc. until March 2025 when it changed its name to Superstar Platforms Inc. SuperStar Platforms, Inc. added a marketplace exclusively for Pawn Shops to its business model. PawnTrust acts as an intermediary between the Pawn Shop and consumer using the best technology to streamline borrowing, buying, and bartering transactions through an app on a mobile phone.

The Issuer went through Receivership Proceedings in the State of Nevada. Case A-17-766927-P Department Number: XXIX. The Custodianship was Approved on January 31, 2018. Discharged on January 21, 2020. On February 25, 2020, Nevada Courts approved the Motion to return Control of Company to the new Board of Directors.

The Company is currently authorized to issue one billion shares of common stock and ten thousand shares of preferred stock. The following represent the Company’s issued shares as of December 31, 2025:

Common shares: 182,289,904

Series A Preferred Shares-1

Series B Preferred Shares- 9,999

Products and Services

The Company’s operations currently consist of two primary activities: (i) operation and development of a technology-enabled marketplace platform, and (ii) capital deployment through structured lending arrangements.

1.	PawnTrust Marketplace Platform

The Company owns PawnTrust, a digital marketplace platform designed to serve pawn shops and consumers. PawnTrust is intended to enable participating pawn shops to digitize inventory and offer products and services through a mobile-accessible interface. The platform seeks to facilitate the listing of pawn shop inventory, consumer purchasing of listed merchandise, borrowing and lending transactions facilitated through pawn operators, as well as bartering related transaction facilitation. PawnTrust is intended to operate as a technology intermediary between pawn shops and end users and is not intended to operate as a direct lender or purchaser of inventory. The platform remains in development and expansion stages and may require additional capital investment for further functionality, marketing, and scaling.

2.	Capital Deployment Activities

The Company has entered into promissory note arrangements with related and non-related parties. These notes generally bear fixed interest rates and have defined maturity dates. Interest income is recognized in accordance with the terms of the notes. The Company may continue to evaluate structured lending or other capital deployment opportunities as part of its overall business strategy.

Revenue Model

The Company’s revenue currently consists primarily of:

1.

Interest Income

Revenue is generated from promissory notes bearing contractual interest rates. Interest is accrued monthly in accordance with the terms of the agreements. The Interest Income will be reflected on the companies Statement of Operations as other Income.

2.	Transaction-Based Fees (PawnTrust)

PawnTrust is designed to generate revenue through transaction-based fees earned as an intermediary between participating pawn shops and consumers. Currently PawnTrust has not generated any revenue, as the technology is in the development stage.

Revenue recognition is performed in accordance with U.S. GAAP. Interest income is recognized using the effective interest method, and marketplace revenue is recognized when performance obligations are satisfied. The Company’s revenue concentration is currently dependent on interest income from outstanding loans receivable. As PawnTrust develops, the Company expects marketplace-based revenue, although there can be no assurance of such growth and it is highly dependent on capital investment for development.

Strategic Growth and Acquisition Strategy

Superstar Platforms intends to pursue growth through a combination of organic development and strategic acquisitions. The Company’s strategy is to identify and acquire businesses that can benefit from centralized capital resources, operational expertise, and technology integration. Management evaluates potential acquisition opportunities based on several factors, including, scalability of the target business model, ability to leverage technology to improve operational efficiency, opportunities to integrate the business into the Company’s broader platform ecosystem and while creating recurring revenue and strong profit margins. The Company intends to focus on businesses operating in industries where technology-enabled marketplaces and financial services solutions can create meaningful competitive advantages. Superstar Platforms seeks to provide acquired businesses with access to capital, operational support, and shared technology infrastructure while allowing them to maintain operational focus within their respective markets. Management believes this strategy will allow the Company to build a diversified portfolio of operating businesses capable of generating long-term shareholder value.

Long-Term Strategy

The Company’s long-term objective is to develop a diversified technology driven platform company that owns and operates businesses across multiple industries. Management believes that combining technology innovation, strategic capital deployment, and disciplined acquisition strategy will enable the Company to scale rapidly and expand its presence in multiple markets.

Competition

PawnTrust operates in a competitive environment that includes, online marketplace platforms (e.g., e-commerce platforms facilitating resale of goods),digital marketplace startups targeting local commerce, traditional pawn shop marketing channels and classified listing platforms. Competition is based on technology functionality, user adoption, transaction fees, brand recognition and ease of use. The pawn industry remains fragmented, with approximately 11,000 pawn shops in the United States, many of which operate independently. The Company’s lending and capital deployment activities compete with traditional banks, individual investors, private lenders and specialty finance companies. Competition is based on access to capital, speed of execution, interest rates, and borrower relationships. The Company’s limited capital resources may constrain its ability to compete with larger, more established financial institutions.

Regulation

The Company operates in an environment subject to federal, state, and local laws and regulations. PawnTrust may be subject to consumer protection laws, data privacy and cybersecurity regulations, state-level regulations applicable to pawn transactions, E-commerce and online marketplace laws. The Company does not currently operate as a bank or regulated financial institution. The Company’s promissory note activities may be subject to state usury laws, contract law, and federal and state lending regulations. The Company evaluates its activities to determine whether it is subject to additional regulatory oversight and may incur costs to comply with applicable regulations. Failure to comply with applicable regulations could adversely affect operations.

Employees

As of December 31, 2025, the Company has no full-time employees and relies on its executive officers and key service providers to manage operations. Certain functions, including accounting, legal, and technical development, may be supported by third-party consultants or contractors.

Research and Development

The Company continues to invest in the development and enhancement of the PawnTrust marketplace platform. Development activities include software engineering, platform architecture design, user interface development, cybersecurity infrastructure, and marketplace integration functionality. The Company incurred research and development expenses during the year ended December 31, 2025 related to platform development and system enhancements. These expenditures are expensed or capitalized in accordance with U.S. GAAP, depending on the stage of development. Management believes continued investment in platform development is necessary to support functionality, scalability, and long-term commercialization of the PawnTrust marketplace.

Intellectual Property

The Company’s intellectual property consists primarily of proprietary software code, platform architecture, branding, trade names, and marketplace design associated with PawnTrust. As development progresses, the Company expects the PawnTrust platform to represent a significant intangible asset of the business. The Company relies on trade secret protection, contractual confidentiality provisions, and, where applicable, trademark protections to safeguard its intellectual property. The Company does not currently hold issued patents. The Company’s ability to compete depends in part on protecting its proprietary technology and maintaining the confidentiality of its platform architecture and development processes.

Seasonality

The Company’s lending activities are not subject to material seasonal fluctuations. However, PawnTrust marketplace activity, once fully operational, may experience increased transaction volume during holiday periods and other seasonal retail cycles. At this time, seasonality has not materially impacted consolidated operating results.

Item 1A. Risk Factors

An investment in our common stock is highly speculative and involves a high degree of risk. In determining whether to purchase Superstar Platforms Inc.’s common stock, an investor should carefully consider all the material risks described below, together with the other information contained in this report. An investor should only purchase Superstar Platforms Inc.’s securities if he or she can afford to suffer the loss of his or her entire investment.

General Business and Industry Risks

An inability to retain our senior management team would be detrimental to the success of our business.

We rely heavily on our senior management team; our ability to retain them is particularly important to our future success. Given the highly specialized nature of our services the senior management team must have a thorough understanding of our product and service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals and external parties. In addition, we rely on our senior management team to generate and market our business successfully in a crowded, complex, and legislatively bound marketplace. Further, our senior management’s personal reputation and relationships with our clients are a critical element in obtaining and maintaining client engagements. We will enter into non-solicitation agreements with our senior management team, and we will also enter into well-scoped non-competition agreements. If one or more members of our senior management team leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in securing and successfully completing engagements and managing our business properly, which could harm our business prospects and results of operations.

Our inability to hire and retain talented people in an industry where there is great competition for talent could have a serious negative effect on our prospects and results of operations.

 Superstar Platforms, is a company that seeks to own and control a diversified portfolio of subsidiaries across various industries. Growth will primarily be driven through strategic acquisitions. Currently Superstar Platforms owns PawnTrust— a specialized marketplace designed exclusively for the approximately 11,000 pawn shops across the country. The online marketplace (www.pawntrust.com) digitizes the inventory using advanced image recognition algorithms to automate item descriptions of the participating pawn shops and markets them on a national scale. The marketplace contains cutting-edge technology that streamlines the borrowing, buying, and bartering transactions typically found at a pawn shop. These enhancements let consumers experience a frictionless shopping experience on their mobile app that gives them instant access to this nationwide inventory of pawn shops. Not only does this provide a more efficient way for consumers to shop, eliminating the need to visit multiple stores, but it also amplifies the reach of individual pawn shop owners. By joining the PawnTrust- ‘Pawn Partners’ network, shop owners gain access to a broader audience, enhancing their visibility and sales opportunities. This innovative approach aligns customer convenience with business growth, reshaping how people interact with the pawn industry. Consumers that purchase items outside of their local area will have their items conveniently shipped to them. As the intermediary in each transaction, PawnTrust earns a fee on every item sold in the marketplace. Many of these local pawn shops lack an online presence or the capital to market their inventory on a national scale. By bridging this gap, PawnTrust opens opportunities for incremental sales from a wider buying base, effectively transforming the pawn shop industry. This model not only supports local businesses but also extends their reach, driving growth and innovation within the market. Our success depends largely on our general ability to attract, develop, motivate, and retain highly skilled professionals. Further, we must successfully maintain the right mix of professionals with relevant experience and skill sets as we grow, as we expand into new service offerings, and as the market evolves. The loss of a considerable number of our professionals, the inability to attract, hire, develop, train, and retain additional skilled personnel, or the failure to maintain the right mix of professionals could have a serious negative effect on us, including our ability to manage, staff, and successfully complete our existing engagements and obtain new engagements. Qualified professionals are in great demand, and we face significant competition from both senior and junior professionals with the requisite credentials and experience. Our principal competition for talent comes from other pawnshops and consulting firms as well as from organizations seeking to staff their internal professional positions. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we do. Therefore, we may not be successful in attracting and retaining the skilled people we require to conduct and expand our operations successfully. Increasing competition for these revenue-generating professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations.

Additional hiring, departures, business acquisitions and dispositions could disrupt our operations, increase our costs, or otherwise harm our business.

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of individuals and by acquiring complementary businesses. However, we may be unable to identify, hire, acquire, or successfully integrate new employees and acquired businesses without substantial expense, delay, or other operational or financial obstacles. From time to time, we will evaluate the total mix of products and services we provide, and we may conclude that businesses may not achieve the results we previously expected. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational, and other benefits we anticipate from any hiring or acquisition, as well as any disposition, including those we have completed so far. New acquisitions could also negatively impact existing practices and cause current employees to depart. Hiring additional employees or acquiring businesses could also involve several additional risks, including:

●	the diversion of management time, attention, and resources from managing and marketing our Company;

●	the failure to retain key acquired personnel or existing personnel who may view the acquisition unfavorably;

●	the potential loss of clients of acquired businesses;

●	the need to compensate new employees while they wait for their restrictive covenants with other institutions to expire;

●	the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing shareholders;

●	increased costs to improve, coordinate, or integrate managerial, operational, financial, and administrative systems;

●	the potential assumption of liabilities of an acquired business;

●	the inability to attain the expected synergies with an acquired business;

●	the usage of earn-outs based on the future performance of our business acquisitions may deter the acquired company from fully integrating into our existing business;

●	the perception of inequalities if diverse groups of employees are eligible for different benefits and incentives or are subject to different policies and programs; and

●	difficulties in integrating diverse backgrounds and experiences of consultants, including if we experience a transition period for newly hired consultants results in a temporary drop in our utilization rates or margins.

Our intangible assets primarily consist of customer relationships, trade names, customer contracts, technology, and software. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether a non-cash goodwill impairment charge is recognized and the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in additional non-cash goodwill impairment charges.

Changes in capital markets, legal or regulatory requirements, and general economic or other factors beyond our control could reduce demand for our services, in which case our revenues and profitability could decline.

Several factors outside of our control affect demand for our services. These include:

●	fluctuations in the U.S. and world economies;

●	the U.S. or global financial markets and the availability, costs, and terms of credit;

●	changes in laws and regulations; and

●	other economic factors and general business conditions.

We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economy, financial markets, or regulatory and business environment could have on our operations.

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations and financial conditions.

We are subject to income and other taxes in the U.S. at the state and federal level. Changes in applicable U.S. state or federal tax laws and regulations, or their interpretation and application, could materially affect our tax expense and profitability. The Company has not filed its federal tax returns for the last 11 years. The Company does not anticipate material adjustments of its tax liabilities when such returns are filed, but there is no guarantee that such filings will not have a material adverse effect.

If we are unable to manage fluctuations in our business successfully, we may not be able to achieve profitability.

To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting, and other systems, procedures, and controls, which could increase our costs and may adversely affect our gross profits and our ability to achieve profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.

The nature of our services and the general economic environment make it difficult to predict our future operating results. To achieve profitability, we must:

●	attract, integrate, retain, and motivate highly qualified professionals;

●	achieve and maintain adequate utilization and suitable billing rates for our revenue-generating professionals;

●	expand our existing relationships with our clients and identify new clients in need of our services;

●	successfully resell product/ engagements and secure new client sales/engagements every year;

●	maintain and enhance our brand recognition; and

●	adapt quickly to meet changes in our markets, our business mix, the economic environment, the credit markets, and competitive developments.

Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our products and services.

It is likely that our year end results of operations may fluctuate in the future because of certain factors, some of which may be outside of our control.

Superstar Platforms, Inc owns PawnTrust which is an exclusive online marketplace dedicated to serving the unique needs of pawn shops. Our platform connects pawn shops with a network of buyers and sellers, creating an efficient marketplace designed to optimize business opportunities in the pawn industry. In addition to our marketplace services, A key element of our strategy is to market our products and services directly to certain specific organizations, and to increase the number of our products and services utilized by existing clients. The sales cycle for some of our products and services is often lengthy and may involve significant commitment of client personnel. Consequently, the commencement date of a client engagement often cannot be accurately forecasted. Certain of our client contracts contain terms that result in revenue being deferred and cannot be recognized until the occurrence of certain events. As a result, the period between contract signing and recognition of associated revenue may be lengthy, and we are not able to predict with certainty the period in which revenue will be recognized.

Certain of our contracts state that some portion or all our fees are at risk if our services do not result in the achievement of certain performance targets. To the extent that any revenue is contingent upon the achievement of a performance target, we only recognize revenue upon client confirmation that the performance targets have been achieved. If a client fails to provide such confirmation in a timely manner, our ability to recognize revenue will be delayed.

Fee discounts, pressure to not increase or even decrease our rates, and less advantageous contract terms could result in the loss of clients, lower revenues and operating income, higher costs, and less profitable engagements. More discounts or write-offs than we expect in any period would have a negative impact on the results of operations.

Other fluctuations in our year end results of operations may be due to several other factors, some of which are not within our control, including:

●	the timing and volume of client invoices processed, and payments received, which may affect the fees payable to us under certain of our engagements;

●	client decisions regarding renewal or termination of their contracts;

●	the amount and timing of costs related to the development or acquisition of technologies or businesses; and

●	unforeseen legal expenses, including litigation and other settlement gains or losses.

Our business is becoming increasingly dependent on information technology and will require additional investments to grow and meet the demands of our clients.

We depend on the use of sophisticated technologies and systems. Some of the services may become dependent on the use of software applications and systems that we do not own and could become unavailable. Moreover, our technology platforms will require continuing investments by us to expand existing service offerings and develop complementary services. Our future success depends on our ability to adapt our services and infrastructure while continuing to improve the performance, features, and reliability of our services in response to the evolving demands of the marketplace.

Adverse changes to our relationships with key third-party vendors, or in the business of our key third-party vendors, could unfavorably impact our business.

A portion of our services and solutions depend on technology or software provided by third-party vendors. Some of these third-party vendors refer potential clients to us, and others require that we obtain their permission prior to accessing their software. These third-party vendors could terminate their relationship with us without cause and with little or no notice, which could limit our service offerings and harm our financial condition and operating results. In addition, if a third-party vendor’s business changes or is reduced, that could adversely affect our business. Moreover, if third-party technology or software that is important to our business does not continue to be available or utilized within the marketplace, or if the services that we provide to clients are no longer relevant in the marketplace, our business may be unfavorably impacted.

We could experience system failures, service interruptions, or security breaches that could negatively impact our business.

Our organization is comprised of employees who work on matters throughout the United States. We may be subject to disruption to our operating systems from technological events that are beyond our control, including the possibility of failures at third-party data centers, disruptions to the Internet, natural disasters, power losses, and malicious attacks. In addition, despite the implementation of security measures, our infrastructure and operating systems, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, or other attacks by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. While we have taken and are taking reasonable steps to prevent and mitigate the damage of such events, including implementation of system security measures, information backup, and disaster recovery processes, those steps may not be effective and there can be no assurance that any such steps can be effective against all risks. We will need to continue to invest in technology to achieve the redundancies necessary to prevent service interruptions. Access to our systems because of security breach, the failure of our systems, or the loss of data could result in legal claims or proceedings, liability, or regulatory penalties and disruption operations, which could adversely affect our business and financial results.

Our reputation could be damaged, and we could incur additional liabilities if we fail to protect client and employee data of our own accord or if our information systems are breached.

We rely on information technology systems to process, transmit, and store electronic information and to communicate among our locations and with our clients, partners, and employees. The breadth and complexity of this infrastructure increases the potential risk of security breaches which could lead to potential unauthorized disclosure of confidential information.

In providing services to clients, we may manage, utilize, and store sensitive or confidential client data. In addition, many states, and U.S. federal governmental authorities have adopted, proposed, or are considering adopting or proposing, additional data security and/or data privacy statutes or regulations. Continued governmental focus on data security and privacy may lead to additional legislative and regulatory action, which could increase the complexity of doing business. The increased emphasis on information security and the requirements to comply with applicable U.S. data security and privacy laws and regulations may increase our costs of doing business and negatively impact our results of operations.

These laws and regulations are increasing in complexity and number. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution.

In addition, unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future.

Changes in capital markets, legal or regulatory requirements, general economic conditions and monetary or geo-political disruptions, as well as other factors beyond our control, could reduce demand for our practice offerings or services, in which case our revenues and profitability could decline.

Several factors outside of our control could affect demand for our practices and our services. These include:

●	fluctuations in the U.S. economy, including economic recessions and the strength and rate of any general economic recoveries;

●	the U.S. financial markets and the availability, costs and terms of credit and credit modifications;

●	business and management crises, including the occurrence of alleged fraudulent or illegal activities and practices;

●	new and complex laws and regulations, repeals of existing laws and regulations or changes of enforcement of laws, rules and regulations;

●	other economic, geographic, or political factors; and

●	general business conditions.

We are not able to predict the positive or negative effects that future events or changes to the U.S. economy will have on our business. Fluctuations, changes, and disruptions in finance, credit, mergers and acquisitions and other markets, political instability and general business factors could impact various operations and could affect such operations differently. Changes to factors described above, as well as other events, including by way of example, contractions of regional economies, monetary systems, banking, real estate and retail or other industries; debt or credit difficulties or defaults by businesses; new, repeals of or changes to laws and regulations, including changes to the bankruptcy and competition laws of the U.S.; a decline in the implementation or adoption of new laws of regulation, or in government enforcement, litigation or monetary damages or remedies that are sought; or political instability may have adverse effects on our business.

Our revenues, operating income and cash flow are likely to fluctuate.

We expect to experience fluctuations in our revenues and cost structure and the resulting operating income and cash flows. We may experience fluctuations in our annual and quarterly financial results, including revenues, operating income and earnings per share, for reasons that include (i) the types and complexity, number, size, timing and duration of client engagements; (ii) the timing of revenue recognition under accounting principles generally accepted in the United States of America (“U.S. GAAP”); (iii) the utilization of revenue-generating professionals, including the ability to adjust staffing levels up or down to accommodate our business and prospects; (iv) the time it takes before a new hire becomes profitable; (v) the geographic locations of our clients or the locations where services are rendered; (vi) billing rates and fee arrangements, including the opportunity and ability to successfully reach milestones and complete projects, and collect for them; (vii) the length of billing and collection cycles and changes in amounts that may become uncollectible; (viii) changes in the frequency and complexity of government regulatory and enforcement activities; and (ix) economic factors beyond our control.

We may also experience fluctuations in our operating income and related cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments. Also, the timing of investments or acquisitions and the cost of integrating them may cause fluctuations in our financial results, including operating income and cash flows. This volatility may make it difficult to forecast our future results with precision and to assess accurately whether increases or decreases in any one or more quarters are likely to cause annual results to exceed or fall short of expectations.

Our Company faces certain risks, including (i) industry consolidation and a heightened competitive environment, (ii) downward pricing pressure, (iii) technology changes and obsolescence, (iv) failure to protect client information against cyber-attacks and (v) failure to protect IP, which individually or together could cause the financial results and prospects of the Company to decline.

Our Company is facing significant competition from other consultants. There continues to be significant consolidation of companies providing products and services like those offered by our Company, which may provide competitors with greater financial and other resources than those of Superstar Platforms Inc. This industry is subject to significant and rapid innovation. Larger competitors may be able to invest more in research and development, react more quickly to new regulatory or legal requirements and other changes, or innovate more quickly and efficiently.

The software and products of our Company are subject to rapid technological innovation. There is no guarantee that we will successfully develop new versions of our software or other products. Our software may not keep pace with necessary changes and innovation. There is no assurance that new, innovative, or improved software or products will be developed, compete effectively with the software and technology developed and offered by competitors, be price competitive with other companies providing similar software or products, or be accepted by our clients or the marketplace. If Superstar Platforms Inc. is unable to develop and offer competitive software and products or is otherwise unable to capitalize on market opportunities, the impact could adversely affect our operating margins and financial results.

We may face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems. Such attacks could disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. Although we seek to prevent, detect, and investigate these network security incidents, and have taken steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective.

We rely on a combination of, trade secrets, confidentiality, and other contractual provisions to protect our assets. Our software and related documentation will be protected principally under United States laws, which afford only limited protection, and the laws of some foreign jurisdictions provide less protection for our proprietary rights than the laws of the U.S. Unauthorized use and misuse of our IP by employees or third parties could have a material adverse effect on our business, financial condition and results of operations. The available legal remedies for unauthorized or misuse of our IP may not adequately compensate us for the damage caused by unauthorized use.

We may not manage our growth effectively, and our profitability may suffer.

Periods of expansion may strain our management team, or human resources and information systems. To manage growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train, and manage a larger professional staff. If we fail to add or retain qualified managers, employees and contractors when needed, estimate costs, or manage our growth effectively, our business, financial results and financial condition may suffer.

We cannot be assured that we can successfully manage growth through acquisitions and the integration of the companies and assets we acquire or that they will result in the financial, operational, and other benefits that we anticipate. Some acquisitions may not be immediately accretive to earnings, and some expansion may result in significant expenditures.

In periods of declining growth, underutilized employees and contractors may result in expenses and costs being a greater percentage of revenues. In such situations, we will have to weigh the benefits of decreasing our workforce or limiting our service offerings and saving costs against the detriment that Superstar Platforms Inc. could experience from losing valued professionals and their industry expertise and clients.

Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.

We are subject to risks related to the public health crises such as the global pandemic associated with the coronavirus (COVID-19). In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all fifty states within the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic is no longer a national emergency but is considered still to be a public health priority. Numerous governmental jurisdictions have imposed in the past, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our customers, employees, and offices, among others. We may experience further limitations on employee resources in the future, because of sickness of employees or their families.

The widespread COVID-19 pandemic has resulted in, and may continue to result in, significant volatility and uncertainty in U.S. financial markets, which may reduce our ability to access capital, which could in the future negatively affect our liquidity.

We may not secure the capital required to develop our business.

Our business is dependent on securing additional capital. If we fail to secure the required capital our business will fail.

Going Concern Risk Factor

Although our financial statements have been prepared on a going concern basis, we have accumulated significant losses and have had negative cash flows from operations that could adversely affect our ability to secure additional capital to fund our operations or limit our ability to react to changes in the economy or our industry. These additional risks or uncertainties not presently known to us, or that we currently deem immaterial, raise substantial doubt about our ability to continue as a going concern.

Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) Accounting Standards Codification (“ASC 205-40”), Superstar Platforms Inc. has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed Superstar Platforms Inc.’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The consolidated financial statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. Superstar Platforms Inc. has accumulated significant losses and has negative cash flows from operations and, on December 31, 2025, had a working capital deficit and accumulated a deficit of $1,835,034, respectively. In addition, the Company’s cash position is critically deficient, and critical payments are not being made in the ordinary course of business, all of which raises substantial doubt about Superstar Platforms Inc.’s ability to continue as a going concern. Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about Superstar Platforms Inc.’s ability to continue as a going concern are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Superstar Platforms Inc. has incurred substantial costs in connection with the acquisition of the Platform which may include accounting, tax, legal and other professional services costs, recruiting, and relocation costs associated with hiring key senior management personnel who are new to Superstar Platforms Inc., tax costs and costs to separate information systems, among other costs. Our platform connects pawn shops with a network of buyers and sellers, creating an efficient marketplace designed to optimize business opportunities in the pawn industry. In addition to our marketplace services, PawnTrust provides tailored small business solutions, with a core focus on supporting the growth and operational needs of pawn shops. The cost of performing such functions is anticipated to be higher than the amounts reflected in Superstar Platforms Inc.’s historical financial statements, which would cause its future losses to increase. Accordingly, Superstar Platforms Inc. will continue to focus on increasing revenues.

There can be no assurance that Superstar Platforms Inc. will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of Superstar Platforms Inc. to continue as a going concern is dependent upon its ability to significantly increase its revenues and eventually achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if Superstar Platforms Inc. is unable to continue as a going concern.

Risks Related to Our Common Stock

Our stock is considered a “penny stock,” and is therefore considered risky.

OTC Pink Sheet stocks, and especially those being offered for less than $5.00 per share, are often known as “penny stocks” and are subject to regulations which mandate the dispersion of certain disclosures to potential investors prior to any investor’s purchase of any penny stocks. Penny stocks are low-priced securities with low trading volume. Consequently, the price of the stock is often volatile, and investors may be unable to buy or sell the stock when you desire. The SEC extensively monitors “penny stocks,” and such regulations are enumerated in Exchange Act Section 15(h) and Exchange Act Rules 3a51-1 and 15g-1 through 15g-100. With certain exceptions, brokers selling our stock must adhere to the SEC’s “penny stock” regulations, which requirements include, but are not limited to, the following:

●	Brokers must provide you with a risk disclosure document relating to the penny stock market.

●	Brokers must disclose price quotations and other information relating to the penny stock market.

●	Brokers must disclose any compensation they receive from the sale of our stock.

●	Brokers must provide a disclosure of any compensation paid to any associated persons in connection with transactions relating to our stock.

●	Brokers must provide you with quarterly account statements.

●	Brokers may not sell any of our stock that is held in escrow or trust accounts.

●	Prior to selling our stock, brokers must approve your account for buying and selling penny stocks.

●	Brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These additional sales practices and the disclosure requirements could impede the sale of our securities. In addition, the liquidity of our securities may be adversely affected, with related adverse effects on the price of our securities.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculatively low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend their customers buy our common stock, which may have the effect of reducing the trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock, thereby potentially reducing the liquidity of our common stock.

We have no plans to pay dividends on our Common Stock.

We have not previously paid any cash dividends, nor have we decided to pay dividends on any share of preferred stock or shares of Common Stock. There can be no assurance that our operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flows. Furthermore, there is no assurance that the Board of Directors will declare dividends even if profitable. Dividend policy is subject to the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements and other factors.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Superstar Platforms Inc. has authorized one billion shares of $0.001 par value Common Stock of which 182,289,904 were issued and outstanding as of December 31, 2025. These shares have one vote per share. The issuance of any such shares may result in a reduction in the market price of our outstanding shares of our common stock.

We are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our Common Stock less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including “emerging growth companies” such as, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Our status as a smaller reporting company is determined on an annual basis. We cannot predict if investors will find our Common Stock less attractive or our Company less comparable to certain other public companies because we will rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future financial results may not be as comparable to the financial results of certain other companies in our industry that adopted such standards. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

The requirements of being a reporting public company may strain our resources, divert management’s attention, and affect our ability to attract and retain additional executive management and qualified board members.

As a reporting public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after we are no longer a “smaller reporting company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a “smaller reporting company,” we receive certain reporting exemptions under the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure creates uncertainty for public companies, increases legal and financial compliance costs and increase time expenditures for internal personnel. These laws, regulations and standards are subject to interpretation, in many cases due to their lack of specificity, and their application in practice may evolve over time as regulators and governing bodies provide new guidance. These changes may result in continued uncertainty regarding compliance matters and may necessitate higher costs due to ongoing revisions to filings, disclosures, and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate regulatory or legal proceedings against us, and our business may be adversely affected.

As a public company under these rules and regulations, we expect that it may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors and could also make it more difficult to attract qualified executive officers.

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced and may experience significant price and trading volume fluctuations, and the market prices of companies quoted on the Pink Tier of the OTC Marketplace, which is where our stock is currently quoted, have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors both in and outside of our control, and include but are not limited to the following:

●	variations in our operating results;

●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

●	changes in operating and stock price performance of other companies in our industry;

●	additions or departures of key personnel; and

●	future sales of our common stock.

Stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Volatility in the price of our common stock may subject us to securities litigation.

The market for our common stock may be characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our common stock may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. The trading volume of our common stock may be sporadically or “thinly traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at certain given time may be small or non-existent.

This situation is attributable to several factors, including the fact that we are a small company which is unknown to stock analysts, stockbrokers, institutional investors, and others in the investment community who generate or influence sales volume. Even if we came to the attention of such people, those people may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained.

The market price for our common stock may become volatile given our status as a small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include but are not limited to: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be able to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Risks Related to Our Loan Portfolio

Our loan portfolio is concentrated among a limited number of borrowers. As of December 31, 2025, our loans receivable are concentrated among a limited number of borrowers. A substantial portion of our outstanding loan balance is attributable to a small group of entities, including loans associated with a common principal borrower. The failure of one or more significant borrowers to repay principal or interest when due could materially adversely affect our financial condition and results of operations.

A significant portion of our loan portfolio is associated with a common principal borrower.

As of December 31, 2025, a portion of our loans receivable is associated with two borrowing entities that share a common principal borrower. Although these loans are documented as separate obligations, financial difficulties experienced by the principal borrower or related business interests could adversely affect the ability of one or both entities to repay their obligations. If these borrowers fail to perform under the terms of their promissory notes, our financial condition and results of operations could be materially adversely affected.

A significant portion of our loans are to related parties.

Certain loans have been made to entities controlled by our Chief Executive Officer. Although such loans are documented by promissory notes with stated interest rates and maturity dates, related-party transactions present potential conflicts of interest and may be subject to heightened regulatory and investor scrutiny. If such borrowers experience financial difficulty, repayment could be delayed or impaired.

Our loans are primarily unsecured

With limited exceptions, our loans are unsecured obligations. In the event of a borrower default, we may have limited ability to recover outstanding principal and accrued interest. The absence of collateral increases our credit risk exposure.

Our loans are structured as interest-only obligations with balloon maturities

Our loans generally require monthly interest payments with principal due in full at maturity on December 31, 2026. Because principal is not amortized during the loan term, our exposure to principal repayment risk remains constant throughout the life of the loan. Our ability to recover principal depends on the borrower’s ability to refinance or otherwise repay the loan at maturity.

Our loans bear relatively high interest rates, which may reflect increased credit risk

Many of our loans bear interest at 24% per annum. Higher interest rates may reflect increased perceived credit risk associated with borrowers. If borrowers are unable to generate sufficient cash flow to meet their obligations, defaults could occur.

We recorded an allowance for credit losses based on estimates that may prove inaccurate

We maintain an allowance for credit losses under ASC 326 based on management’s estimates of lifetime expected credit losses. These estimates involve judgment and assumptions regarding borrower financial condition, economic conditions, concentration risk, and other qualitative factors. If actual credit losses exceed our estimates, we may be required to record additional provisions, which could materially affect our results of operations.

Our business model includes lending activities that expose us to credit risk

A portion of our assets consists of loans receivable issued to various borrowers pursuant to promissory notes. These loans accrue interest monthly and are unsecured. As a result, we are exposed to the risk that borrowers may fail to repay principal or interest in accordance with the terms of their agreements. If borrowers default on their obligations or experience financial difficulty, we may be unable to recover amounts owed to us, which could adversely affect our financial condition, results of operations, and cash flows. Although management evaluates the creditworthiness of borrowers and has established an allowance for credit losses, these measures may not be sufficient to fully mitigate the risk of borrower defaults.

Risks Related to PawnTrust and Platform Development

PawnTrust is in development and may not achieve commercial success

PawnTrust remains in development and expansion stages. The success of the platform depends on achieving meaningful adoption by pawn shops and consumers. There can be no assurance that the platform will generate sufficient transaction volume to achieve profitability.

We are incurring research and development expenses that may not generate expected returns

We are investing in technology development, platform enhancement, and related research and development activities. These expenditures may not result in commercially viable products or revenue growth. If PawnTrust fails to achieve market acceptance, we may not recover our development investments.

PawnTrust operates in a competitive marketplace

The marketplace platform competes with established e-commerce platforms, classified listing services, and other technology-enabled marketplaces. Many competitors have significantly greater financial, technological, and marketing resources than we do.

Our platform may be subject to cybersecurity and data protection risks

Operation of PawnTrust involves the collection and storage of data. Any data breach, cybersecurity incident, or failure of information technology systems could disrupt operations, result in reputational damage, and expose us to legal liability.

Risks Related to Liquidity and Capital Resources

Our liquidity depends on borrower performance and access to capital

Our ability to meet operating expenses depends on interest collections and the repayment of principal on outstanding loans. If borrowers fail to make payments, our liquidity could be adversely affected.

Our reliance on debt financing could impact our financial flexibility.

As of December 31, 2025, we had approximately $2,674,670 in notes payable. These borrowings are used to support our operations and lending activities. Our ability to service these obligations depends on our future operating performance and the collectability of loans receivable.

If we are unable to generate sufficient cash flows or obtain additional financing, we may be required to refinance existing debt, delay expansion plans, or reduce operations.

All of our loans mature on December 31, 2026

The concentration of maturities on a single date increases refinancing risk. If borrowers are unable to repay or refinance their loans at maturity, we may experience delays or losses in principal recovery.

We may require additional capital

We may require additional capital to continue operations, expand PawnTrust, or pursue acquisitions. There can be no assurance that additional financing will be available on acceptable terms, or at all. Issuance of additional equity could result in dilution to existing shareholders.

Risks Related to Our Corporate Structure and Governance

Our Chief Executive Officer has significant influence over the Company

Our Chief Executive Officer owns and controls significant equity interests in the Company and may have substantial influence over corporate matters, including the election of directors and approval of transactions. This concentration of control may limit the ability of other shareholders to influence corporate decisions.

We are a small public company with limited resources

As a smaller reporting company and non-accelerated filer, we have limited financial and administrative resources. Compliance with SEC reporting requirements imposes significant costs and may divert management’s attention from business operations.

We may be subject to regulatory oversight relating to lending activities

Although we do not operate as a bank or regulated financial institution, our lending activities may be subject to state usury laws and other applicable regulations. Changes in applicable laws or interpretations could adversely affect our operations.

We may be subject to litigation

As a public company engaged in lending and technology operations, we may be subject to litigation or regulatory inquiries, which could result in significant costs.

General Risk Statement

Based on all the foregoing, we believe it is possible for future revenue, expenses, and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter or fiscal year our operating results could differ from the expectations of public market analysts or investors. In such an event or if adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our Common Stock would likely decline.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

The Company recognizes the importance of cybersecurity in protecting its information systems, technology infrastructure, and data. The Company’s operations include the development of the PawnTrust marketplace platform and the use of various information technology systems to support business operations. As a result, the Company may be exposed to cybersecurity risks, including unauthorized access to systems, data breaches, ransomware attacks, and other cyber incidents.

The Company seeks to manage cybersecurity risk through a combination of technical safeguards, internal processes, and third-party service providers. These measures include access controls, system monitoring, data protection procedures, and periodic review of system security practices. The Company also relies on reputable third-party service providers for certain hosting, data storage, and technology services that support the Company’s operations.

Cybersecurity risk management is overseen by management, including executive leadership responsible for technology and operational oversight. Management evaluates cybersecurity risks as part of the Company’s broader risk management process and takes steps to address identified vulnerabilities when appropriate.

As of the date of this report, the Company has not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition. However, cybersecurity threats are continually evolving, and the Company may face cybersecurity risks in the future.

The Company expects to continue evaluating and enhancing its cybersecurity practices as its operations and technology infrastructure evolve.

Item 2. Properties

The Company leases office space located at 586 Cobb Parkway S, Suite 900, Marietta, Georgia 30060, which serves as the Company’s principal executive office. The lease term is twelve (12) months, with monthly rental payments of $500, resulting in annual lease payments of approximately $6,000. The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) 842, Leases. The Company has elected the short-term lease exemption for leases with a term of twelve months or less. Under this election, the Company does not recognize right-of-use assets or lease liabilities for qualifying leases and instead recognizes lease payments as rent expense on a straight-line basis over the lease term. Management believes that the Company’s current facilities are adequate for its present operational needs.

Item 3. Legal Proceedings

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. As of the date of this report, the Company is not a party to any material legal proceedings, and management is not aware of any pending or threatened legal proceedings that could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the OTC Markets under the symbol “SPST.” The OTC Markets is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. Securities quoted on the OTC Markets may have less liquidity and greater volatility than securities listed on national securities exchanges. Because our Common Stock is not listed on national securities exchange and its quotation on OTC Pink is limited and sporadic, there is currently no established public trading market for our Common Stock

The market price of the Company’s common stock may fluctuate significantly in response to various factors, including the Company’s financial results, developments in the Company’s business operations, general economic conditions, market perception of the Company’s growth prospects, and other factors beyond the Company’s control.

The following table sets forth the high and low closing prices per share of our common stock as reported for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown on commissions and may not represent actual transactions. On December 31, 2025, the closing price of our common stock on OTC Pink was $.078 per share.

Quarter Ended	High	Low
June 30,2022	$.016	$.016
September 30, 2022	$.0275	$.0275
December 31, 2022	$0.185	$0.1775
March 31, 2023	$0.165	$0.131
June 30, 2023	$0.07	$0.068
September 30, 2023	$0.0599	$0.0599
December 31, 2023	$0.07	$0.056
March 31, 2024	$0.027	$0.027
June 30, 2024	$0.04	$0.04
September 30, 2024	$0.05	$0.05
December 31, 2024	$0.022	$0.022
March 31, 2025	$.078	$.078
June 30, 2025	$.09	$.09
September, 30, 2025	$.105	$.105
December 31, 2025	$.078	$.078

Record Holders

There were 204 holders of record as of December 31, 2025. In many instances, a registered shareholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

The transfer agent for our Common Stock is Pacific Stock Transfer Co., 6725 Via Austi Parkway Suite 300, Las Vegas, NV 89119. Their telephone number is (702) 361-3033.

As of March 6, 2026, we had a total of 182,209,904 shares of our common stock outstanding. 100,000,000 (54.8%) of these shares are currently held by Christina Farr, who is an officer and director of the Company and is considered an “affiliate” of the Company. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of March 6, 2026, we had a total of 182,289,904 shares of our common stock outstanding. 100,000,000 (54.8%) of these shares are currently held by Christina Farr, who is an officer and director of the Company and is considered an “affiliate” of the Company. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock since its inception. The Company currently intends to retain any future earnings to support the development and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination regarding the payment of dividends will be made at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, results of operations, capital requirements, contractual restrictions, and other factors that the Board of Directors deems relevant.

Penny Stock

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our Common Stock has become subject to the penny stock rules, investors may find it more difficult to sell their shares.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2025, the Company issued shares of its common stock in private transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

These securities were issued in reliance on exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated there under, as transactions not involving a public offering. The recipients of these securities represented that they were acquiring the securities for investment purposes and not with a view to distribution. The securities were issued without registration in reliance on the exemptions provided under the Securities Act. The shares issued in these transactions constitute restricted securities and may be resold only pursuant to registration under the Securities Act or an available exemption from registration, including Rule 144, if applicable. The issuances described above are reflected in the Company’s Statement of Stockholders’ Equity for the year ended December 31, 2025.

Date	Name	# of shares	Amount paid		Price Per Share	Reason	Exemption
2/10/2025	Samuel Wells	95,239		$2,000	$0.02	Direct Company Sale	Rule 144
2/11/2025	Amber McAffee	476,191		$10,000	$0.02	Direct Company Sale	Rule 144
2/11/2025	Cathy Lance	166,667		$3,500	$0.02	Direct Company Sale	Rule 144
2/11/2025	Wade McAffee	119,048		$2,500	$0.02	Direct Company Sale	Rule 144
3/8/2025	Richard Brookfield	60,000		$3,000	$0.05	Direct Company Sale	Rule 144
3/8/2025	Deante Brumfield	30,000		$1,500	$0.05	Direct Company Sale	Rule 144
3/9/2025	Miranda Allen	20,000		$1,000	$0.05	Direct Company Sale	Rule 144
3/17/2025	Rebecca Wells	40,000		$2,000	$0.05	Direct Company Sale	Rule 144
3/27/2025	Carlos Diaz	3,000,000		$50,000	$0.02	Direct Company Sale	Rule 144
4/7/2025	Bruce Hebel	2,000,000		$0	$0.00	Gift	Rule 144
4/14/2025	James Washington	500,000		$10,000	$0.02	Direct Company Sale	Rule 144
4/24/2025	Chris Naffky	238,096		$5,000	$0.02	Direct Company Sale	Rule 144
4/25/2025	Robert Bennett	200,401		$10,000	$0.05	Direct Company Sale	Rule 144
4/25/2025	Eric Walker	200,401		$10,000	$0.05	Direct Company Sale	Rule 144
4/30/2025	Wayne Miller	250,000		$19,500	$0.08	Direct Company Sale	Rule 144
5/5/2025	Dayton Greaves	20,000		$1,000	$0.05	Direct Company Sale	Rule 144
5/9/2025	Johnny Walker	20,000		$1,000	$0.05	Direct Company Sale	Rule 144
5/12/2025	Alissa Wells	238,095		$5,000	$0.02	Direct Company Sale	Rule 144
5/12/2025	Susan Wells	238,095		$5,000	$0.02	Direct Company Sale	Rule 144
5/12/2025	Lolita Smith	142,857		$3,000	$0.02	Direct Company Sale	Rule 144
5/12/2025	Braden Smith	110,000		$5,500	$0.05	Direct Company Sale	Rule 144
6/9/2025	Duke Hale	250,000		$19,500	$0.08	Direct Company Sale	Rule 144
08/25/2025	Wayne Miller	357,143		$25,000	$0.07	Direct Company Sale	Rule 144
Total		10,557,948	$

The company issued a total of $10,557,948 shares from year ended December 31, 2024-December 31, 2025

Purchases of Equity Securities by the Issuer

The Company did not repurchase any shares of its common stock during the fiscal year ended December 31, 2025.

Equity Compensation Plan Information

As of December 31, 2025, the Company did not maintain any equity compensation plans under which equity securities of the Company were authorized for issuance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The issuer was incorporated in the State of Nevada in 2002 as Simplagene USA Inc. and was known by that name until 2005. The Company operated as Dinewise Inc. until March 2025 when it changed its name to Superstar Platforms Inc. Superstar Platforms, will be a leading national technology conglomerate that will control a diversified portfolio of subsidiaries across various industries. The Company’s business strategy includes the development of technology platforms, strategic capital deployment, and potential acquisitions intended to expand the Company’s operations. The Company currently owns and is developing the PawnTrust marketplace platform, which is designed to enable pawn shops to digitize inventory and facilitate borrowing, buying, and bartering transactions through a mobile-based marketplace. In addition to its platform development activities, the Company has entered into promissory note arrangements with both related and non-related parties. These notes bear fixed interest rates and represent the Company’s primary source of revenue during the current stage of operations.

As of December 31, 2025, the Company’s principal assets consist primarily of loans receivable bearing contractual interest rates and maturing on December 31, 2026. The Company accrues interest income on these notes in accordance with the terms of the underlying agreements.

The Company qualifies as a “smaller reporting company” as defined in Section 10(f) of Regulation S-K(17 C.F.R. § 229.10) as one that has a public float of less than $250 million. It has revenues of less than $100,000,000 per year.

Overview of Business

The Company operated as Dinewise Inc. until March 27, 2025 when it changed its name to Superstar Platforms Inc. Superstar Platforms, Inc owns PawnTrust. PawnTrust is a marketplace exclusively for Pawn Shops. It allows users to buy, borrow and barter through an app on their mobile phone. The marketplace is in beta testing and is slated to go live in Q2/2026. The Company utilizes a combination of shareholder capital and debt financing to fund its lending activities, generating interest income from loans receivable.

Market Outlook

The global technology sector is projected to surpass 5.5 trillion in 2026. Superstar Platforms, Inc is driven by accelerated demand for AI, cloud computing, cyber security, and fintech solutions. While macroeconomic and regulatory risks persist, well-diversified and innovative tech conglomerates are well-positioned to capitalize on digital transformation and sustained investment in technology infrastructure.

Potential Acquisitions

As an adjunct to its business strategy, the Company will also seek to identify potential acquisitions in the small lending business.

Capital Formation

Superstar Platforms Inc.- Shareholders’ Equity Capital Formation

The issuer was incorporated in the State of Nevada in 2002 as Simplagene USA Inc. and was known by that name until 2005. The Company operated as Dinewise Inc. until March 27, 2025 when it changed its name to Superstar Platforms Inc. As of December 31, 2025, The Company was authorized to issue one billion of common stock with 182,289,904 issued and outstanding. The company has issued 10,557,948 shares since the Annual Report for the period ending December 31, 2024. In 2022, the Company issued 34,000,000 shares for debt conversions. In 2023, the Company issued 13,000,000 shares for debt conversion. In 2024, the Company issued 17,000,000 for debt conversions. There is no preferred stock. The Company may require additional funding for ongoing operations in the future. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Results of Operations

Revenue

For the year ended December 31, 2025, the Company generated total revenue of $307,068., compared to $0 for the year ended December 31, 2024.

Operating Expenses

Operating expenses totaled $(541,211) for year ended December 31, 2025, compared to $(164,014) for year ended December 31, 2024, an increase of $377,197 or 229.98%. The reason for the increase was an increase in payroll expense and bad debt expense which is explained in allowance for Credit Losses.

Net Profit

The Company recorded a net loss of $335,366 for the year ended December 31, 2025, compared to a net loss of $164,014 for the year ended December 31, 2024, an increase of $171,352, or 104.47%. The increase in net loss was primarily attributable to interest expense.

The following table summarizes the results of our operations for year ended December 31, 2025 and December 31, 2024, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year to the prior year:

Line item	12/31/25	12/31/24	Increase/Decrease	% Increase/Decrease

Revenue	$0	$0.00	$0
Operating Expenses	$(541,211)	$(164,014)	$377,197	229.98%
Net Profit	$(335,366)	$(164,014)	$175,352	104.47%
Loss Per Share	$0.00184	$0.00096	$.00089	92.67%

Liquidity and Capital Resources

The Company’s primary sources of liquidity consist of cash on hand, proceeds from financing activities, and collections of principal and interest from loans receivable.

The Company generates revenue primarily through interest income earned on its loan portfolio. Management expects that collections of interest and principal from loans receivable, together with future financing activities, will provide sufficient liquidity to support the Company’s operating activities and lending operations. Historically, we have depended on equity offerings and loans from our principal shareholders and their affiliated companies to provide us with working capital as required. the Company funded its lending activities and operations primarily through a combination of equity issuances and borrowings under promissory note agreements. As of December 31, 2025, the Company had $2,674,670 in notes payable, which were used primarily to fund a potential acquisition as well as provide working capital to fund loans issued to various borrowers under promissory note agreements. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

Management continuously evaluates capital needs and may seek additional financing through debt or equity issuances in order to expand lending activities, fund strategic acquisitions, or support the development of the PawnTrust digital marketplace.

As of December 31, 2025, and December 31, 2024, we had total assets of $2,817,823 and $54. working capital of $1,138 and $54 and an accumulated deficit of $(1,835,034) and $(1,499,668) respectively. Our operating activities used $(95,726) in cash for the year ended December 31, 2025, compared to net cash used in operations of $48 for the year ended December 31, 2024.

As of December 31, 2025, and December 31, 2024, the Company had an outstanding loan balance of $307,674 from a related party. The note was due on December 31, 2021 and will accrue interest until paid off. The Company finances a portion of its lending activities through notes payable, which totaled $2,674,670 as of December 31, 2025. These borrowings are used primarily to fund the Company’s loan receivable portfolio and provide working capital for operations. The Company generates revenue through the interest spread between the cost of borrowed funds and the interest earned on loans issued to borrowers. As of December 31, 2025 the loan receivable balance was $2,587,233. which contributes to interest income recognized in the Company’s statement of operations. These loans generally bear interest at an annual rate of approximately 24% and are documented through promissory note agreements. Management expects that collections of principal and interest from these receivables will contribute to the Company’s liquidity and support its ongoing operations. The Company evaluates its loan portfolio on an ongoing basis and maintains an allowance for credit losses in accordance with ASC 326 to reflect potential credit risk associated with its lending activities.

Credit Risk Management

The Company monitors credit risk associated with its loan portfolio on an ongoing basis. Management evaluates borrower payment performance, financial condition, and compliance with loan agreements. As of December 31, 2025, all loans were current and performing in accordance with their contractual terms. The Company has established an allowance for credit losses consistent with the guidance under ASC 326 to address potential future credit losses.

Off Balance Sheet Arrangements

The company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our securities.

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

Revenue Recognition

Interest income is recognized in accordance with the contractual terms of promissory notes and applicable accounting guidance. Management periodically reviews its estimates and assumptions. Actual results may differ from these estimates.

Allowance for Credit Losses

The Company accounts for expected credit losses on loans receivable in accordance with ASC 326 – Financial Instruments – Credit Losses (CECL). As of December 31, 2025, the Company recorded an allowance for credit losses equal to approximately 3% of outstanding loan balances. Management determined this allowance based on factors including, the unsecured nature of most loans, borrower concentration, maturity concentration of the loans, historical repayment experience and current economic conditions. Actual credit losses may differ from management’s estimates. These credit losses are expensed on the company’s statement of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Superstar Platforms, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Superstar Platforms, Inc. as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $(335,366) and an accumulated deficit of $(1,835,034). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 2 to the financial statements, the Company has significant operating losses and a working capital deficiency. The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO

We have served as the Company's auditor since 2024

Lagos, Nigeria

April 15, 2026

Balance Sheets

Superstar Platforms, Inc

Balance Sheet

	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash	$1,138	$54
Loan Receivable (L/R)	$307,068	$0
Interest Receivable	$2,587,233
Allowance for Bad Debt	$(77,617)
Total Assets	$2,817,823	$54
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable and accrued Liabilities	$1,002,001	$660,000
Notes Payable (N/P)	$2,674,670	$90,000
Interest Payable & Other Payables	$129,654
Due to Related Party	$307,674	$307,674
Total for Current Liabilities	$4,113,999	$1,057,674

Total for Liabilities	$4,113,999	$1,057,674

Stockholder’ Deficit:
Common Stock $0.001 par value,1,000,000,000 shares authorized:182,289,904 and 171,731,956 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$182,290	$171,732
Additional paid in capital	$356,568	$270,316
Accumulated Deficit	$(1,835,034)	$(1,499,668)
Total Stockholders’ Deficit	$(1,296,176)	$(1,057,620)
Total for Liabilities and Stockholders’ Deficit	$2,817,823	$54

Statements of Operations

Superstar Platforms, Inc

Statement of Operations

	For the Years Ended December 31,
	2025	2024
Revenues	$0.00
Cost of Revenues	$0	$0
Gross Profit	$0	$0

Operating Expenses
General and Administrative	$159,804	$12,014
Professional Fees	$45,407	$22,000
Payroll Expense	$336,000	$130,000
Other Expenses	$0	$0
Total Operating Expenses	$541,211	$164,014

Loss from Operations	$(541,211)	$(164,014)

Other Income (Expense)
Other Income	$0	$0
Interest Income	$307,068	$0
Interest Expense	$(101,223)	$0

Total Other Income (Expense)	$205,845	$0

Loss before income taxes	$(335,366)	$(164,014)

Net Loss	$(335,366)	$(164,014)

Net Loss Per Common Share:
Basic and Diluted	0.0018	0.0096

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	182,289,904	171,731,956

Statements of Stockholders’ Equity

SUPERSTAR PLATFORMS, INC

Statement of Stockholder’s Equity

For the Year Ended December 31, 2023 thru December 31, 2025

	Common Stock Shares Amount		Additional Paid in Capital	Accumulated Surplus	Total
Balance on January 01, 2023	132,731,956	$132,732	$287,268	$(1,211,994)	$(791,944)
Shares issued during the period	22,000,000	$22,000			$22,000
Net Loss for the Year				$(123,660)	(123660)
Balance as of December 31, 2023	154,731,956	$154,732	$287,268	$(1,335,654)	$(893,654)

Balance as of January 1, 2024	154,731,956	$154,732	$287,268	$(1,335,654)	$(893,654)
Shares Issued during the Period	17,000,000	$17,000	$(16,952)		$48
Net Loss for the Year				$(164,014)	(164,014)
Balance as of December 31, 2024	171,731,956	$171,732	$270,316	$(1,499,668)	$(1,057,620)

Balance as of January 1, 2025	171,731,956	$171,732	$270,316	(1,499,668)	$(1,057,620)
Shares Issued during the Period	10,557,948	$10,558	86,252		$96,810
Net Loss for the Year				$(335,366)	$(335,366)
Balance as of December 31, 2025	182,289,904	$182,290	$356,568	$(1,835,034)	$(1,296,176)

Statements of Cash Flows

Superstar Platforms, Inc

Statement of Cash Flows

	For Years Ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net Income	$(335,366)	$(164,014)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Allowance for Bad Debt	$77,617
Due to Related Party		$307,674
Loan Receivable (L/R)	$(2,587,233)	$270,000
Loan Receivable (L/R):Accrued Interest Receivable	$(307,068)
Loans to officers	$0
Loans to others	$0
Notes Payable (N/P)	$2,584,670	$(270,000)
Notes Payable (N/P):Interest Payable & Other Payables	$129,654
Payables	$6,000
Salaries Payable	$336,000	$130,000
Total for Adjustments to reconcile Net Income to Net Cash provided by operations:	$239,640	$437,674
Net cash provided by operating activities	$(95,726)	$273,659
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Accumulated Deficit		$(794,821)
Additional paid in capital	$86,252	$349,478
Common stock	$10,558	$171,732
Net cash provided by financing activities	$96,810	$(273,611)
NET CASH INCREASE FOR PERIOD	$1,084	$48
Cash at beginning of period	$54	$6
CASH AT END OF PERIOD	$1,138	$54

Notes to the Audited Financial Statements

NOTE 1 –ORGANIZATION AND BUSINESS

Superstar Platforms, Inc. (“Superstar Platforms,” the “Company,” “we,” “us,” or “our”) was incorporated on March 27, 2025, under the laws of the State of Nevada. The Company is a technology-focused holding company that seeks to build, acquire, and scale businesses across multiple industries through strategic acquisitions and technology-driven platforms.

Superstar Platforms operates as the parent company of a diversified portfolio of subsidiaries and strategic initiatives. The Company’s business strategy is centered on identifying and acquiring businesses that can benefit from centralized capital resources, operational support, and technology infrastructure. Through this model, the Company intends to provide strategic capital, management expertise, and technological innovation designed to support the growth and development of its subsidiaries and operating platforms.

A key component of the Company’s strategy is the development of technology-enabled marketplaces and financial services platforms capable of generating scalable and recurring revenue streams. One of the Company’s primary initiatives is the development of PawnTrust, a digital marketplace designed to connect pawn shops and consumers through a mobile-based platform. PawnTrust is intended to enable pawn shops to digitize their inventory and facilitate borrowing, buying, and bartering transactions through an integrated online marketplace. Management believes that the PawnTrust platform has the potential to modernize and expand access to the pawn industry by providing a technology-driven solution for inventory management and consumer transactions.

In addition to its technology development initiatives, the Company currently generates revenue primarily through interest income earned on promissory notes issued to both related and unrelated parties. These lending activities are intended to support strategic relationships, provide working capital to affiliated and third-party businesses, and generate recurring interest income.

The Company’s long-term objective is to build a diversified technology and investment platform that combines strategic capital deployment, technology innovation, and disciplined acquisition strategy to create scalable operating businesses and long-term shareholder value.

The Company’s principal executive office is located in Marietta, Georgia.

NOTE 2 –GOING CONCERN

The Company’s financial statements as of December 31, 2025 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $(1,835,034) as of December 31, 2025, the company currently does not have a business operation, these factors raise substantial doubt about company ‘ability to continue as a going concern.

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

Loans Receivable

Loans receivable represent promissory notes issued to both related and non-related parties. These loans bear fixed interest rates and generally require monthly interest payments with principal due at maturity. Loans are recorded at the principal amount outstanding, net of any allowance for credit losses.

Allowance for Credit Losses

The Company accounts for expected credit losses in accordance with ASC 326 – Financial Instruments – Credit Losses (CECL). Management evaluates the collectability of loans receivable and records an allowance for expected credit losses based on factors including borrower credit quality, loan concentration, economic conditions, and historical repayment experience. As of December 31, 2025, the Company recorded an allowance for credit losses equal to approximately 3% of outstanding loan balances.

Leases

The Company accounts for leases under ASC 842, Leases. The Company has elected the short-term lease exemption for leases with a term of twelve months or less. Under this election, right-of-use assets and lease liabilities are not recognized on the balance sheet.

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

The Company’s financial instruments consist principally of cash, accounts receivable, short-term investments, accounts payable and note payable. The respective carrying values of these financial instruments approximate their fair values. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025. Fair values were assumed to approximate carrying values for these financial instruments as either they do not have any active market or are short term in nature and therefore their carrying amounts approximate fair value.

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

For the period ended December 31, 2025, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

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

Interest Income is recognized upon loaning the money to the customer and is accrued on a monthly basis at the rate of 2% simple interest on the loan amount receivable from the customer.

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

NOTE 4 –COMMON STOCK

The Company has common stock outstanding of 182,289,904 as of December 31, 2025 and record of holders was 204.

NOTE 5 –LOAN RECEIVABLE

Loans receivable represent funds advanced by the Company pursuant to executed promissory notes. The loans accrue interest monthly, are interest only, unsecured and all mature December 31, 2026. As of December 31, 2025, all loans were current.

Total Loans Receivable: $2,587,233

NOTE 6 –ALLOWANCE FOR CREDIT LOSSES

The Company accounts for expected credit losses in accordance with ASC 326 – Financial Instruments – Credit Losses (CECL). Management evaluates the collectability of loans receivable and records an allowance for expected credit losses based on factors including borrower credit quality, loan concentration, economic conditions, and historical repayment experience. As of December 31, 2025, the Company recorded an allowance for credit losses equal to approximately 3% of outstanding loan balances

Total Allowance for Credit loss-$77,617

NOTE 7 –CREDIT QUALITY INDICATORS

The Company monitors borrower credit quality through payment history, borrower financial condition and compliance with loan terms. As of December 31,2025 all loans were performing.

NOTE 8 – NONACCRUAL AND PAST DUE LOANS

The Company places loans on nonaccrual status when collection is uncertain. As of December 31, 2025 no loans were past due, impaired or on nonaccrual status.

NOTE 9 – NOTES PAYABLE, INTEREST PAYABLE & OTHER PAYABLES

Notes payable represent borrowings incurred by the Company to finance acquisitions, support working capital, and fund ongoing operations. These notes bear fixed interest rates and have specified maturity dates in accordance with the underlying agreements. As of December 31, 2025, total notes payable amounted to $2,674,670.

Interest payable represents the accrued interest on outstanding notes payable and is recognized as an expense in the Company’s statement of operations.

Other payables consist of accrued fee expenses, including a success fee that is contingent upon the closing of a potential acquisition. This fee is amortized over the term of the related notes payable, with initial recognition recorded as fee expense in the statement of operations.

NOTE 10 – RELATED PARTY TRANSACTIONS

Certain loans receivable and notes payable involve entities affiliated with the Company’s Chief Executive Officer. These transactions are conducted pursuant to written promissory notes and formal lending agreements that specify principal amounts, interest rates, repayment terms, and other customary provisions.

The Company applies the same underwriting standards, credit evaluation procedures, and approval processes to related-party transactions as it does to loans issued to unrelated third parties. Management evaluates borrower creditworthiness, repayment capacity, and other relevant risk factors prior to extending credit.

Interest rates, repayment terms, and other contractual provisions associated with these related-party transactions are consistent with the Company’s general lending practices and are believed to be comparable to terms that would be obtained in similar transactions with unaffiliated borrowers. Management believes these transactions were entered into on commercially reasonable terms and in the ordinary course of business.

Total Related Party Receivables- $1,638,233

Total Related Party Payables-$482,644

NOTE 11- RESEARCH AND DEVELOPMENT

The Company incurred research and development expenses related to the development of the PawnTrust digital marketplace.

NOTE 12- INTELLECTUAL PROPERTY

The Company is developing proprietary intellectual property associated with the PawnTrust marketplace.

NOTE 13-LEASES

The Company leases office space located in Marietta, Georgia. The lease term is twelve months, with monthly rent of $500, resulting in annual lease payments of approximately $6,000. The Company has elected the short-term lease exemption under ASC 842, and therefore does not recognize right-of-use assets or lease liabilities for this lease. Rent expense is recognized as incurred.

NOTE 14 – SEGMENT REPORTING (ASC 280)

The Company operates as one reportable segment.

NOTE 15 -SUBSEQUENT EVENTS

The Company has evaluated other subsequent events till the date these financial statements were issued and has determined that there are no items to disclose.

ITEM 9- Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A- Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, December 31, 2025. This evaluation was carried out by our Chief Executive Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2025: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

ITEM 9B - Other Information

None

ITEM 9C - Disclosure Regarding Foreign Jurisdiction That Prevents Inspections

Not Applicable

PART III

ITEM 10- Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth the names and ages of our initial directors and executive officers who currently serve on the Board of Directors for Superstar Platforms Inc. Directors will be elected annually.

Name	Age	Position
Michael Farr	58	Director, Chair-
Mel Farr, Jr.	59	Director-
Christina Farr	49	Director
Andre Ware	57	Director
James Washington	60	Director
Tanja Oquendo	58	Director
Steve Rayman	71	Director
Darryl Jackson	66	Director

Michael Farr is married to Christina Farr and is the brother of Mel Farr, Jr.

Christina Farr is married to Michael Farr and is the sister in law of Mel Farr, Jr.

Mel Farr, Jr is the brother of Mel Farr, Jr., and the brother in law of Christina Farr.

In the last ten years, none of the directors have filed for bankruptcy, nor have been convicted in a criminal proceeding or was a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses).

None of the directors was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities: (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;(ii) Engaging in any type of business practice; or(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

In the last ten years, none of the directors were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity.

In the last ten years, none of the directors were found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

In the last ten years, none of the directors were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

In the last ten years, none of the directors were the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

In the last ten years, none of the directors were the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are no agreements with respect to electing directors. Each director shall serve until his successor is elected at our Annual Meeting of Shareholders and is qualified, subject to removal by Superstar Platforms Inc.’s shareholders. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. Superstar Platforms Inc. does not have any standing board committees currently, and due to its small size does not believe that committees are necessary currently. As of the date of this filing our two directors fulfill the duties of the audit committee. None of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940.

Executive Officers

The following table sets forth the Company’s executive officers:

Name	Position
Michael Farr	Chief Executive Officer
Mel Farr, Jr	Chief Operations Officer

Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Corporate Governance

The Company does not have a compensation committee, and it does not have an audit committee financial expert. It does not have a compensation committee. There is no independent audit committee financial expert because it is believed the cost related to retaining a financial expert at this time is prohibitive in the circumstances of the Company. A financial expert will be retained when the financial circumstances allow.

ITEM 11- Executive Compensation

Christina Farr receives $10,000.00 per month in compensation during the fiscal year of 2025. Mrs. Farr owns 54.8% of the common stock of the Company. She is married to Michael Farr who is Chairman and a Chief Executive Officer. Mrs. Farr has a total of $770,000 in accrued wages starting in August 2019.

Michael Farr, Chairman and Chief Executive Officer received a salary of $10,000.00 per month in the fiscal year of 2025. Michael Farr is owed 130,000 in accrued wages. Michael Farr owns no shares of Company stock.

Mel Farr, Jr., Director, and Chief Executive Officer received a salary of $8,000.00 per month in the fiscal year of 2025. Mel Farr, Jr is owed $96, 000 in accrued wages. He is the brother of Michael Farr and the brother-in-law of Christina Farr. He owns 6.58% of the outstanding common shares in the Company.

No other officer or director of the Company has received any compensation, and no one is due or payable. We currently have no formal written salary arrangement with our officers or directors. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

There are no employment Agreements and no option grants have been exercised by the executive officers or directors and there have been no stock options exercised by the executive officers or directors.

ITEM 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2025, information regarding beneficial ownership of our capital stock by:

●	Each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities;

●	Each of our executive officers;

●	Each of our directors; and

●	All our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the Securities and Exchange Commission (the “SEC”) and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including convertible securities, warrants and options that are convertible or exercisable within 60 days. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares shown that they beneficially own, subject to community property laws where applicable. The address for each of our executive officers and directors is c/o Superstar Platforms Inc. 586 Cobb Parkway S Suite 900, Marietta, GA 30060.

	Name of	No. Shares in Class	% of	Total % of
Title of Class	Beneficial Owner	Owned	Ownership	Voting Power
Common stock	MacFund Holdings	100,000,000	54.8%	54.8%
	Christina Moore aka
	Christina Farr 586 Cobb Parkway S Suite 900, Marietta, GA 30060 Christina Farr is the spouse of Michael Farr, and the Sister in Law of of Mel Farr, Jr. Ms. Farr is the CEO and CFO of the Company.

	Convenient Gourmet	12,196,216	6.69%	6.69%
	Group LLC Larry Clark
	5334 Achilles Drive
	Virginia Beach, VA 23464

	Melvin Farr, Jr	12,000,000	6.58%	6.58%

	Venkateswarlu Garikapati	10,000,000	5.48%	5.48%
	36223 Ohan Drive
	Irving, TX 75063

	Tanja Oquendo	12,000,000	6.58%	6.58%

(1)	Based on 182,289,904 shares of Common Stock issued and outstanding as of December 31, 2025, and additional shares deemed to be outstanding as to a particular person, in accordance with applicable rules of the SEC. Beneficial ownership is determined in accordance with SEC rules to generally include shares of Common Stock subject to options or issuable upon conversion of convertible securities or exercise of warrants, and such shares are deemed outstanding for computing the percentage of the person holding such options, securities or warrants, but are not deemed outstanding for computing the percentage of any other person. This table assumes the Company has sufficient authorized shares of Common Stock available to permit the conversion of all outstanding convertible securities and the exercise of all outstanding warrants and options.

(2)	The Company has one class of voting securities, the Common Stock,

Change-in-Control

We do not currently have, nor are we aware of, any arrangements which if consummated may result in a change of control in the future.

ITEM 13- Certain Relationships and Related Transactions, and Director Independence

Michael Farr is owed $ 130,000 for accrued wages. Christina Farr is owed $770,000 for her accrued wages. Mel Farr Jr. is owed $ 96,000 for accrued wages. No other officer or director are owed any funds by Superstar Platforms Inc. currently and have no plans to loan any funds to the Company.

Director Tanja Oquendo owns 6.58% of the outstanding common stock and is an affiliate of the Company

Michael Farr, Mel Farr, Jr. Christina Farr and Tanja Oquendo are not independent directors. The remaining directors are independent directors. They have no material relationship with the Company that would compromise their judgment or objectivity in overseeing the Company’s management.

The Company may enter into transactions with its officers, directors, or entities affiliated with such persons. These transactions may include loans receivable, notes payable, compensation arrangements, and other financial relationships that arise in the ordinary course of business.

Certain loans receivable have been issued to entities affiliated with the Company’s Chief Executive Officer. These loans are documented through written promissory notes that specify principal amounts, interest rates, repayment terms, and other customary provisions. The Company applies the same underwriting standards, credit evaluation procedures, and approval processes to related-party transactions as it does to loans issued to unrelated third parties. Management evaluates borrower creditworthiness, repayment capacity, and other relevant risk factors prior to extending credit.

Interest rates, repayment terms, and other contractual provisions associated with these related-party loans are consistent with the Company’s general lending practices and are believed to be comparable to terms that would be obtained in similar transactions with unaffiliated borrowers. Management believes these transactions were entered into on commercially reasonable terms and in the ordinary course of business.

In addition, certain notes payable include borrowings from parties that have business relationships with the Company. These borrowings were executed pursuant to written agreements and were approved by the Board of Directors.

Executive compensation arrangements with certain officers were also approved by the Board of Directors and are structured to accrue compensation until such time as the Company has sufficient working capital to make payments. These arrangements are disclosed in Item 11 – Executive Compensation.

All related-party transactions are reviewed by the Company’s Board of Directors to ensure that such transactions are conducted on terms that are fair to the Company and consistent with the Company’s overall business practices.

ITEM 14-Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2025 and 2024 by the Company’s independent registered public accounting firm.

Fee Category	2025	2024
Audit Fees	$37,875

Audit Fees

Audit fees consist of fees billed for professional services rendered by the Company’s independent registered public accounting firm for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s periodic reports.

Pre-Approval Policies and Procedures

The Company’s Board of Directors is responsible for reviewing and approving all audit and permissible non-audit services performed by the Company’s independent registered public accounting firm. The Board reviews the scope of services and related fees to ensure that the provision of such services does not impair the independence of the Company’s independent auditors.

PART IV

ITEM 15-Exhibits and Financial Statement Schedules

a.	The following financial statements of the Company and notes thereto and the Report of Independent Registered Public Accounting Firm are contained in Item 8 — Financial Statements and Supplementary Data of this Form 10-K, which is incorporated herein by reference.

1.	Financial Statements

2.	Financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below.

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation, as amended, of Superstar Platforms Inc., Inc.
3.2	Bylaws of Superstar Platforms, Inc
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16- Form 10K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERSTAR PLATFORMS, INC

By:	/s/ MICHAEL FARR
Michael Farr
Chief Executive Officer

Date:	April 15, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 30, 2026 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ MICHAEL FARR	Chief Executive Officer and Director
Michael Farr	(Principal Executive Officer)

/s/ MICHAEL FARR	Chief Financial Officer
Michael Farr	(Principal Financial Officer and Principal Accounting Officer)

/s/ CHRISTINA FARR	Director
Christina Farr

