Form 10-K/A
period 2025-12-31
Superstar Platforms Inc.
filed 2026-05-07
CIK 1192323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-K/A

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Superstar Platforms, Inc. for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on April 15, 2026, is being filed solely to correct certain typographical, presentation, and conforming index-title errors in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 8, Financial Statements and Supplementary Data, and Part IV, Item 15, Exhibits and Financial Statement Schedules.

Specifically, this Amendment corrects the Results of Operations disclosure in Item 7 to reflect that the Company had no revenue for the year ended December 31, 2025, rather than revenue of $307,068 as inadvertently stated in the Original Form 10-K. This Amendment also corrects the presentation of the Company’s balance sheet included in Item 8 to properly label Interest Receivable and Loans Receivable, which headings were transposed in the Original Form 10-K. In addition, this Amendment makes conforming corrections to; Part II, Item 8, the Index to Consolidated Financial Statements and Part IV, Item 15a.1, Financial Statements to remove inadvertent references to 2023 from index titles where no 2023 financial statements were presented in the body of the Original Form 10-K.

Except for the corrections described above, no other changes have been made to the Original Form 10-K. This Amendment does not amend, update, or otherwise modify any other information contained in the Original Form 10-K, and does not reflect events occurring after the date of the Original Form 10-K.

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

Results of Operations

Revenue

For the year ended December 31, 2025, the Company generated total revenue of $0, compared to $0 for the year ended December 31, 2024.

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

Item 8. Financial Statements and Supplementary Data

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Superstar Platforms, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Superstar Platforms, Inc. as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”).

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ Boladale Lawal

Boladale Lawal & CO

We have served as the Company’s auditor since 2024

Lagos, Nigeria

May 7, 2026

Balance Sheets

Superstar Platforms, Inc

Balance Sheet

	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash	$1,138	$54
Loan Receivable (L/R)	$2,587,233
Interest Receivable	$307,068
Allowance for Bad Debt	$(77,617)
Total Assets	$2,817,823	$54
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable and accrued Liabilities	$1,002,001	$660,000
Notes Payable (N/P)	$2,674,670	$90,000
Interest Payable & Other Payables	$129,654
Due to Related Party	$307,674	$307,674
Total for Current Liabilities	$4,113,999	$1,057,674

Total for Liabilities	$4,113,999	$1,057,674

Stockholder’ Deficit:
Common Stock $0.001 par value,1,000,000,000 shares authorized:182,289,904 and 171,731,956 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$182,290	$171,732
Additional paid in capital	$356,568	$270,316
Accumulated Deficit	$(1,835,034)	$(1,499,668)
Total Stockholders’ Deficit	$(1,296,176)	$(1,057,620)
Total for Liabilities and Stockholders’ Deficit	$2,817,823	$54

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

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERSTAR PLATFORMS, INC

By:	/s/ MICHAEL FARR
Michael Farr
Chief Executive Officer

Date:	May 7, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on May 7, 2026 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ MICHAEL FARR	Chief Executive Officer and Director
Michael Farr	(Principal Executive Officer)

/s/ MICHAEL FARR	Chief Financial Officer
Michael Farr	(Principal Financial Officer and Principal Accounting Officer)

/s/ CHRISTINA FARR	Director
Christina Farr

8