Form 10-Q
period 2026-03-31
Superstar Platforms Inc.
filed 2026-05-15
CIK 1192323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2026

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

At April 30, 2026, there were 182,289,904 shares of the registrant’s common stock issued and outstanding.

Special Note Regarding Forward-Looking Statements

Unless the context clearly indicates otherwise, when used in this report “we,” “us,” “our,” “Superstar Platforms, Inc.,” the “Company,” or “our Company” refers to Superstar Platforms, Inc. and, where applicable, its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Form 10-Q

Quarter Ended March 31, 2026

PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Superstar Platforms, Inc

Balance Sheets

	As of
	Mar 31, 2026	Dec 31, 2025
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$62	$1,138
Loan Receivable (L/R)	$2,604,239	$2,587,233
Interest Receivable	$460,546	$307,068
Allowance for Bad Debt	$(96,881)	$(77,617)
Total Assets	$2,967,967	$2,817,823
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable
Accounts Payable and Accrued Liabilities	$1,087,500	$1,002,001
Notes Payable (N/P)	$2,685,670	$2,674,670
Interest Payable & Other Payables	$203,576	$129,654
Due to Related Party	$307,674	$307,674
Total for Current Liabilities	$4,284,420	$4,113,999
Total for Liabilities	$4,284,420	$4,113,999
Stockholder’ Deficit
Common stock, $.01 par value, 1,000,000,000 shares authorized,182,289,904 and 182,289,904 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$182,290	$182,290
Additional paid in capital	$380,965	$356,568
Accumulated Deficit	$(1,879,708)	$(1,835,034)
Total Stockholders’ Deficit	$(1,316,453)	$(1,296,176)
Total for Liabilities and Stockholders’ Deficit	$2,967,967	$2,817,823

Superstar Platforms, Inc

Statement of Operations

(Unaudited)

	For 3 Months Ended March 31
	2026	2025
Revenues	$0	$0
Cost of Revenues	$0	$0
Gross Profit	$0	$0
Operating Expenses
General business expenses	$46,590	$15,464
Professional Fees	$11,288	$626
Payroll Expenses	$84,000	$84,000
Other Expenses	$0	$0
Total Operating Expenses	$141,877	$100,090

Loss from Operations	$(141,877)	$(100,090)

Other Income (Expense)
Other Income	$0	$0
Interest Income	$153,478	$18,900
Interest Expense	$(56,274)

Total Other Expenses	$97,204	$18,900

Loss before Income Taxes	$(44,674)	$(81,190)

Net Loss	$(44,674)	$(81,190)

Net Loss Per Common Share:
Basic and Diluted	.00025	.00046

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	182,289,904	175,793,101

SUPERSTAR PLATFORMS, INC

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2026

(Unaudited)

	Common Stock		Additional Paid in	Common Stock	Accumulated
	Shares	Amount	Capital	Subscribed	Surplus	Total

Balance December 31, 2024	171,731,956	171,732	$270,316	-	$(1,499,668)	$(1,057,620)

Shares Issued During the Period	4,007,145	$4,007	35,058			$39,065
Net Loss March 31, 2025	-	-	-	-	$(81,190)	$(81,190)

Balance March 31, 2025	175,739,101	$175,739	$305,374		$(1,580,858)	$(1,099,745)

Shares Issued During the Period	6,550,803	$6,551	$51,194			$57,745
Net Loss December 31, 2025					$(335,366)	$(335,366)

Balance December 31, 2025	182,289,904	$182,290	$356,568	$-	$(1,835,034)	$(1,296,176)

Shares Issued During the Period	-	-	$24,397			$24,397
Net Loss March 31, 2026			$-	$-	$(44,674)	$(44,674)

Balance March 31, 2026	182,289,904	$182,290	$380,965		$(1,879,708)	$(1,316,453)

Superstar Platforms, Inc

Statement of Cash Flows

(Unaudited)

	For 3 Months Ended March 31,
Full name	2026	2025
OPERATING ACTIVITIES
Net Income	(44,674)	(81,190)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Allowance for bad debts	19,264
Loan Receivable (L/R)	(17,007)	(400,000)
Loan Receivable (L/R):Accrued Interest Receivable	(153,478)	(18,900)
Notes Payable (N/P)	11,000	400,000
Notes Payable (N/P):Interest Payable & Other Payables	73,921
Payables	1,500
Salaries Payable	84,000	84,000
Total for Adjustments to reconcile Net Income to Net Cash provided by operations:	$19,201	$65,100
Net cash provided by operating activities	$(25,473)	$(16,090)
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Additional paid in capital	24,397	35,058
Common Stock		4,007
Net cash provided by financing activities	$24,397	$39,065
NET CASH INCREASE FOR PERIOD	$(1,076)	$22,975
Cash at beginning of period	$1,138	$54
CASH AT END OF PERIOD	$62	$23,029

Notes to the Financial Statements

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

NOTE 2 –GOING CONCERN

The Company’s financial statements as of March 31, 2026 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $(1,879,708). As of March 31, 2026, the company owns PawnTrust and, while not currently operating broader active business lines, is actively pursuing additional acquisitions to strengthen its operations and support its continued growth.

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

Allowance for Credit Losses

The Company accounts for expected credit losses in accordance with ASC 326 – Financial Instruments – Credit Losses (CECL). Management evaluates the collectability of loans receivable and records an allowance for expected credit losses based on factors including borrower credit quality, loan concentration, economic conditions, and historical repayment experience. As of March 31, 2026, the Company recorded an allowance for credit losses equal to approximately 3% of outstanding loan balances.

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

For the period ended March 31, 2026, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2026, the Company did not have any significant unrecognized uncertain tax positions.

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

NOTE 4 –COMMON STOCK

The Company has common stock outstanding of 182,289,904 as of April 30, 2026 and record of holders was 204.

NOTE 5 –LOAN RECEIVABLE

Loans receivable represent funds advanced by the Company pursuant to executed promissory notes. The loans accrue interest monthly, are interest only, unsecured and all mature December 31, 2026. As of March 31, 2026, all loans were current.

Total Loans Receivable: $2,604,239

NOTE 6 –ALLOWANCE FOR CREDIT LOSSES

The Company accounts for expected credit losses in accordance with ASC 326 – Financial Instruments – Credit Losses (CECL). Management evaluates the collectability of loans receivable and records an allowance for expected credit losses based on factors including borrower credit quality, loan concentration, economic conditions, and historical repayment experience. As of March 31, 2026, the Company recorded an allowance for credit losses equal to approximately 3% of outstanding loan balances.

NOTE 7 –CREDIT QUALITY INDICATORS

The Company monitors borrower credit quality through payment history, borrower financial condition and compliance with loan terms. As of March 31, 2026 all loans were performing.

NOTE 8 – NONACCRUAL AND PAST DUE LOANS

The Company places loans on nonaccrual status when collection is uncertain. As of March 31, 2026 no loans were past due, impaired or on nonaccrual status.

NOTE 9 – NOTES PAYABLE

Notes payable represent borrowings entered into by the Company to support working capital and operational needs. Notes payable bear fixed interest rates and have defined maturity dates as outlined in the underlying agreements. As of March 31, 2026, notes payables were $2,685,670.

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

Total Related Party -$1,645,239.38

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

As of March 31, 2026, the Company’s principal assets consist primarily of loans receivable bearing contractual interest rates and maturing on December 31, 2026. The Company accrues interest income on these notes in accordance with the terms of the underlying agreements.

The Company qualifies as a “smaller reporting company” as defined in Section 10(f) of Regulation S-K(17 C.F.R. § 229.10) as one that has a public float of less than $250 million. It has revenues of less than $100,000,000 per year.

Overview of Business

The Company operated as Dinewise Inc. until March 27, 2025 when it changed its name to Superstar Platforms Inc. Superstar Platforms, Inc owns PawnTrust. PawnTrust is a marketplace exclusively for Pawn Shops. It allows users to buy, borrow and barter through an app on their mobile phone. The marketplace is in beta testing and is slated to go live in Q3/2026. The Company utilizes a combination of shareholder capital and debt financing to fund its lending activities, generating interest income from loans receivable.

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

Capital Formation

Superstar Platforms Inc.- Shareholders’ Equity Capital Formation

The issuer was incorporated in the State of Nevada in 2002 as Simplagene USA Inc. and was known by that name until 2005. The Company operated as Dinewise Inc. until March 27, 2025 when it changed its name to Superstar Platforms Inc. As of March 31, 2026, The Company was authorized to issue one billion of common stock with 182,289,904 issued and outstanding. The company did not issue any shares since the Annual Report for the period ending December 31, 2025. In 2022, the Company issued 34,000,000 shares for debt conversions. In 2023, the Company issued 13,000,000 shares for debt conversion. In 2024, the Company issued 17,000,000 for debt conversions. In 2025 the company issued 10,557,948 shares. There is no preferred stock. The Company may require additional funding for ongoing operations in the future. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Results of Operations

Revenue

For the quarter ended March 31, 2026, the Company generated total revenue of $0, compared to $18,900 for the year quarter ended March 31, 2025. The decrease was a re-classification of revenue to other income.

Operating Expenses

Operating expenses totaled $(141,877) for the quarter ended March 31, 2026, compared to $(100,090) for quarter ended March 31, 2025, an increase of $47,787 or 41.75%. The reason for the increase was bad debt expense which is explained in allowance for Credit Losses.

Net Profit

The Company recorded a net loss of $44,674 for the quarter ended March 31, 2026, compared to a net loss of $81,190 for the quarter ended March 31, 2025, an decrease of $36,516, or 44.98%. The decrease in net loss was attributable to interest income. .

The following table summarizes the results of our operations for quarter ended March 31, 2026 and March 31, 2025, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year to the prior year:

Line item	3/31/26	3/31/25	Increase/Decrease	% Increase/Decrease

Revenue	$0	$0.00	$0
Operating Expenses	$(141,877)	$(100,090)	$47,787	41.75%
Net Profit	$(44,674)	$(81,190)	$36,516	44.98%
Loss Per Share	$0.00025	$0.00046	$.00021	45.65%

Liquidity and Capital Resources

The Company’s primary sources of liquidity consist of cash on hand, proceeds from financing activities, and collections of principal and interest from loans receivable.

The Company generates revenue primarily through interest income earned on its loan portfolio. Management expects that collections of interest and principal from loans receivable, together with future financing activities, will provide sufficient liquidity to support the Company’s operating activities and lending operations. Historically, we have depended on equity offerings and loans from our principal shareholders and their affiliated companies to provide us with working capital as required. the Company funded its lending activities and operations primarily through a combination of equity issuances and borrowings under promissory note agreements. As of March 31, 2026, the Company had $2,685,670 in notes payable, which were used primarily to fund a potential acquisition as well as provide working capital to fund loans issued to various borrowers under promissory note agreements. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

Management continuously evaluates capital needs and may seek additional financing through debt or equity issuances in order to expand lending activities, fund strategic acquisitions, or support the development of the PawnTrust digital marketplace.

As of March 31, 2026, and December 31, 2025, we had total assets of $2,967,967 and $2,817,823 respectively. working capital of $(1,316,453) and $(1,296,177) and an accumulated deficit of $(1,879,708) and $(1,835,034) and respectively. Our operating activities used $25,473 in cash for the three months ending March 31, 2026, compared to net cash used in operations of $16,090 for the three months ended March 31, 2025.

As of March 31, 2026, and December 31, 2025, the Company had an outstanding loan balance of $307,674 from a related party. The note was due on December 31, 2021 and will accrue interest until paid off. The Company finances a portion of its lending activities through notes payable, which totaled $2,685,670 as of March 31, 2026. These borrowings are used primarily to fund the Company’s loan receivable portfolio and provide working capital for operations. The Company generates revenue through the interest spread between the cost of borrowed funds and the interest earned on loans issued to borrowers. As of March 31, 2026 the loan receivable balance was $2,604,239. which contributes to interest income recognized in the Company’s statement of operations. These loans generally bear interest at an annual rate of approximately 24% and are documented through promissory note agreements. Management expects that collections of principal and interest from these receivables will contribute to the Company’s liquidity and support its ongoing operations. The Company evaluates its loan portfolio on an ongoing basis and maintains an allowance for credit losses in accordance with ASC 326 to reflect potential credit risk associated with its lending activities.

Credit Risk Management

The Company monitors credit risk associated with its loan portfolio on an ongoing basis. Management evaluates borrower payment performance, financial condition, and compliance with loan agreements. As of March 31, 2026, all loans were current and performing in accordance with their contractual terms. The Company has established an allowance for credit losses consistent with the guidance under ASC 326 to address potential future credit losses.

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

Allowance for Credit Losses

The Company accounts for expected credit losses on loans receivable in accordance with ASC 326 – Financial Instruments – Credit Losses (CECL). As of March 31, 2026, the Company recorded an allowance for credit losses equal to approximately 3% of outstanding loan balances. Management determined this allowance based on factors including, the unsecured nature of most loans, borrower concentration, maturity concentration of the loans, historical repayment experience and current economic conditions. Actual credit losses may differ from management’s estimates. These credit losses are expensed on the company’s statement of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 4- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report March 31, 2026. This evaluation was carried out by our Chief Executive Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2026, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2026: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

PART 2- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Risk factors associated with our business are contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on May 15, 2026. There have been no material changes from the risk factors disclosed in the aforementioned filings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales unregistered sales of equity securities this period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities, but has outstanding instruments previously characterized as unsecured convertible debentures. These instruments are not senior to any other Company obligation. A Company insider holds the note. The original note was $270,000 but the principal as of March 31, 2026 was 307,674.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Nothing to add.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERSTAR PLATFORMS, INC

By:	/s/ MICHAEL FARR
Michael Farr
Chief Executive Officer

Date:	May 15, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on May 15, 2026 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ MICHAEL FARR	Chief Executive Officer and Director
Michael Farr	(Principal Executive Officer)

/s/ MICHAEL FARR	Chief Financial Officer
Michael Farr	(Principal Financial Officer and Principal Accounting Officer)

/s/ CHRISTINA FARR	Director
Christina Farr

