Form 10-Q
period 2026-06-30
Superstar Platforms Inc.
filed 2026-08-13
CIK 1192323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2026

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

At July 21, 2026, there were 182,289,904 shares of the registrant’s common stock issued and outstanding.

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

Form 10-Q

Quarter Ended June 30, 2026

PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Superstar Platforms, Inc

Balance Sheet

Unaudited

	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash	8	1,138
Loan Receivable (L/R)	2,734,080	2,587,233
Interest Receivable	622,057	307,068
Allowance for Bad Debts	(117,331)	(77,617)
Total Assets	$3,238,815	$2,817,823
Liabilities and Stockholders Deficit
Current Liabilities
Accounts Payable
Accounts Payable and Accrued Liabilities	1,173,000	1,002,001
Notes Payable (N/P)	2,818,670	2,674,670
Interest Payable & Other Payables	280,351	129,654
Due to Related Party	307,674	307,674
Total for Current Liabilities	$4,579,695	$4,113,999
Stockholder’ Deficit
Common stock, $.01 par value, 1,000,000,000 shares authorized,182,289,904 and 182,289,904 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	182,290	182,290
Additional paid in capital	388,656	356,568
Accumulated Deficit	(1,911,826)	(1,835,034)
Total Stockholders’ Deficit	(1,340,880)	(1,296,176)
Totl for Liabilities and Stockholders’ Deficit	$3,238,815	$2,817,823

Superstar Platforms, Inc

Statement of Operations

Unaudited

	For Three Months Ended Jun 30,		For Six Months Ended Jun 30,
	2026	2025	2026	2025
Revenues	0	0	0	0
Cost of Revenues	0	0	0	0
Gross Profit	0	0	0	0
Operating Expenses
General business expenses	46,190	14,207	92,780	29,671
Professional Fees	4,498	40,375	15,786	41,001
Payroll Expenses	84,000	84,000	168,000	168,000
Other Expense	0	0	0	0
Total Operating Expenses	134,688	138,582	276,565	238,672
Loss From Operations	(134,688)	(138,582)	(276,565)	(238,672)
Other Income (Expense)
Other Income	0	0	0	0
Interest Income	161,511	79,421	314,988	98,321
Interest Expense	(58,941)		(115,215)
Total for Other Expenses	102,570	79,421	199,774	98,321
Loss Before Income Taxes	(32,118)	(59,161)	(76,792)	(140,351)
Net Loss	(32,118)	(59,161)	(76,792)	(140,351)

Net Loss Per Common Share:
Basic and Diluted	(0.00018)	(0.00034)	(0.00042)	(0.00078)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	182,289,904	175,793,101	182,289,904	180,147,046

SUPERSTAR PLATFORMS INC

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2026

(Unaudited)

STOCKHOLDERS EQUITY -SIX MONTHS ENDED JUNE 30, 2025

	Common Stock		Additional Paid in	Common Stock	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance December 31, 2024	171,731,956	$171,732	$270,316		$(1,499,668)	$(1,057,620)
Net Profit (Loss)			$35,058		$(81,190)	$(81,190)
Shares Issued During the Period	4,007,145	$4,007
Balance March 31, 2025	175,739,101	$175,739	$305,374	$-	$(1,580,858)	$(1,099,745)
Shares issed During the Period	4,407,945	$4,408
Net Profit (Loss) June 30, 2025			$(11,671)	-	$(59,161)	$(59,161)
Balance June 30, 2025	180,147,046	$180,147	$258,645	$-	$(1,640,019)	$(1,201,227)

STOCKHOLDERS EQUITY -SIX MONTHS ENDED JUNE 30, 2026

	Common Stock		Additional Paid in	Common Stock	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance December 31, 2025	182,289,904	$182,290	$356,568		$(1,835,034)	$(1,296,176)
Net Profit (Loss)			$24,397		$(44,674)	$(44,674)
Shares Issued During the Period
Balance March 31, 2026	182,289,904	$182,290	$380,965	$-	$(1,879,708)	$(1,316,453)
Shares issed During the Period
Net Profit (Loss) June 30, 2026			$32,088	-	$(32,118)	$(32,118)
Balance June 30, 2026	182,289,904	$182,290	$388,656	$-	$(1,911,826)	$(1,340,880)

Superstar Platforms, Inc

Statement of Cash Flows

Account Name	June 30, 2026	June 30, 2025
OPERATING ACTIVITIES
Net Income	(76,792)	(140,351)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Allowance for bad debts	39,714
Loan Receivable (L/R)	(146,848)	(1,273,308)
Loan Receivable (L/R):Accrued Interest Receivable	(314,988)	(98,321)
Notes Payable (N/P)	144,000	2,600,000
Notes Payable (N/P):Interest Payable & Other Payables	150,696
Payables	3,000
Salaries Payable	168,000	168,000
Total for Adjustments to reconcile Net Income to Net Cash provided by operations:	43,574	1,396,371
Net cash provided by operating activities	(33,218)	1,256,020
FINANCING ACTIVITIES
Additional paid in capital	32,088	(24,300)
Common Stock	0	8,415
Net cash provided by financing activities	32,088	(15,885)
NET CASH INCREASE FOR PERIOD	(1,130)	1,240,135
Cash at beginning of period	1,138	54
CASH AT END OF PERIOD	8	1,240,189

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

NOTE 2 –GOING CONCERN

The Company’s financial statements as of June 30, 2026 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $(1,911,826). As of June 30, 2026, the company owns PawnTrust and, while not currently operating broader active business lines, is actively pursuing additional acquisitions to strengthen its operations and support its continued growth.

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

Allowance for Credit Losses

The Company accounts for expected credit losses in accordance with ASC 326 – Financial Instruments – Credit Losses (CECL). Management evaluates the collectability of loans receivable and records an allowance for expected credit losses based on factors including borrower credit quality, loan concentration, economic conditions, and historical repayment experience. As of June 30, 2026, the Company recorded an allowance for credit losses equal to approximately 3% of outstanding loan balances.

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

The Company’s financial instruments consist principally of cash, accounts receivable, short-term investments, accounts payable and note payable. The respective carrying values of these financial instruments approximate their fair values. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30,2026. Fair values were assumed to approximate carrying values for these financial instruments as either they do not have any active market or are short term in nature and therefore their carrying amounts approximate fair value.

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

For the period ended June 30, 2026, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2026, the Company did not have any significant unrecognized uncertain tax positions.

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

The website remains classified as a work in progress until it is fully developed and ready for its intended use. Once completed, the accumulated costs are transferred to intangible assets and amortized over its estimated useful life, typically ranging from 3 to5 years, using a straight-line method. The costs capitalized as WIP are reviewed periodically to ensure they are directly related to the development phase.

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

NOTE 4 –COMMON STOCK

The Company has common stock outstanding of 182,289,904 as of June 30, 2026 and record of holders was 204.

NOTE 5 –LOAN RECEIVABLE

Loans receivable represent funds advanced by the Company pursuant to executed promissory notes. The loans accrue interest monthly, are interest only, unsecured and all mature December 31, 2026. As of June 30, 2026, all loans were current.

Total Loans Receivable: $2,734,080

NOTE 6 –ALLOWANCE FOR CREDIT LOSSES

The Company accounts for expected credit losses in accordance with ASC 326 – Financial Instruments – Credit Losses (CECL). Management evaluates the collectability of loans receivable and records an allowance for expected credit losses based on factors including borrower credit quality, loan concentration, economic conditions, and historical repayment experience. As of June 30, 2026, the Company recorded an allowance for credit losses equal to approximately 3% of outstanding loan balances.

NOTE 7 –CREDIT QUALITY INDICATORS

The Company monitors borrower credit quality through payment history, borrower financial condition and compliance with loan terms. As of June 30, 2026 all loans were performing.

NOTE 8 –NONACCRUAL AND PAST DUE LOANS

The Company places loans on nonaccrual status when collection is uncertain. As of June 30, 2026 no loans were past due, impaired or on nonaccrual status.

NOTE 9 –NOTES PAYABLE

Notes payable represent borrowings entered into by the Company to support working capital and operational needs. Notes payable bear fixed interest rates and have defined maturity dates as outlined in the underlying agreements. As of June 30, 2026, notes payables were $2,818,670.

NOTE 10 –RELATED PARTY TRANSACTIONS

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

Total Related Party -$1,742,080

NOTE 11-RESEARCH AND DEVELOPMENT

The Company incurred research and development expenses related to the development of the PawnTrust digital marketplace.

NOTE 12-INTELLECTUAL PROPERTY

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

NOTE 14 –SEGMENT REPORTING (ASC 280)

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

As of June 30, 2026, the Company’s principal assets consist primarily of loans receivable bearing contractual interest rates and maturing on December 31, 2026. The Company accrues interest income on these notes in accordance with the terms of the underlying agreements.

The Company qualifies as a “smaller reporting company” as defined in Section 10(f) of Regulation S-K(17 C.F.R. § 229.10) as one that has a public float of less than $250 million. It has revenues of less than $100,000,000 per year.

Overview of Business

The Company operated as Dinewise Inc. until March 27, 2025 when it changed its name to Superstar Platforms Inc. Superstar Platforms, Inc owns PawnTrust. PawnTrust is a marketplace exclusively for Pawn Shops. It allows users to buy, borrow and barter through an app on their mobile phone. The marketplace is live and is currently testing on Pawn Club in Marietta, Georgia. The company will look to sign up other pawn partners starting September 1, 2026. The Company utilizes a combination of shareholder capital and debt financing to fund its lending activities, generating interest income from loans receivable.

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

Capital Formation

Superstar Platforms Inc.- Shareholders’ Equity Capital Formation

The issuer was incorporated in the State of Nevada in 2002 as Simplagene USA Inc. and was known by that name until 2005. The Company operated as Dinewise Inc. until March 27, 2025 when it changed its name to Superstar Platforms Inc. As of June 30, 2026, The Company was authorized to issue one billion of common stock with 182,289,904 issued and outstanding. The company did not issue any shares since the Annual Report for the period ending December 31, 2025. In 2022, the Company issued 34,000,000 shares for debt conversions. In 2023, the Company issued 13,000,000 shares for debt conversion. In 2024, the Company issued 17,000,000 for debt conversions. In 2025 the company issued 10,557,948 shares. There is no preferred stock. The Company may require additional funding for ongoing operations in the future. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Results of Operations

Revenue

For the quarter ended June 30, 2026, the Company generated total revenue of $0, compared to $0 for the year quarter ended June 30, 2025. The decrease was a re-classification of revenue to other income.

Operating Expenses

Operating expenses totaled $(276,565) for the 6 month ended June 30, 2026, compared to $(238,672) for the 6 months ended June 30, 2025, an increase of $37,893 or 15.88%. The reason for the increase was bad debt expense which is explained in allowance for Credit Losses.

Net Profit

The Company recorded a net loss of $76,792 for the 6 month ended June 30, 2026, compared to a net loss of $140,351 for the 6 month ended June 30, 2025, a decrease of $63,559 or 45.28%. The decrease in net loss was attributable to interest income. .

The following table summarizes the results of our operations for quarter ended June 30, 2026 and June 30, 2025, 2025, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year to the prior year:

Line item	6/30/26	6/30/25	Increase/Decrease	% Increase/Decrease

Revenue	$0	$0.00	$0
Operating Expenses	$(276,565)	$(238,672)	$37,893	15.88%
Net Profit	$(76,792)	$(140,351)	$63,559	(45.28)%
Loss Per Share	$0.00042	$0.00078	$(.00036)	(46.15)%

Liquidity and Capital Resources

The Company’s primary sources of liquidity consist of cash on hand, proceeds from financing activities, and collections of principal and interest from loans receivable.

The Company generates revenue primarily through interest income earned on its loan portfolio. Management expects that collections of interest and principal from loans receivable, together with future financing activities, will provide sufficient liquidity to support the Company’s operating activities and lending operations. Historically, we have depended on equity offerings and loans from our principal shareholders and their affiliated companies to provide us with working capital as required. the Company funded its lending activities and operations primarily through a combination of equity issuances and borrowings under promissory note agreements. As of June 30, 2026, the Company had $2,818,670 in notes payable, which were used primarily to fund a potential acquisition as well as provide working capital to fund loans issued to various borrowers under promissory note agreements. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

Management continuously evaluates capital needs and may seek additional financing through debt or equity issuances in order to expand lending activities, fund strategic acquisitions, or support the development of the PawnTrust digital marketplace.

As of June 30, 2026, and December 31, 2025, we had total assets of $3,238,815 and $2,817,823 respectively. working capital of $(1,340,880) and $(1,296,176) and an accumulated deficit of $(1,911,826) and $(1,835,034) and respectively. Our operating activities used $(33,218) in cash for the three months ending June 30, 2026, compared to net cash used in operations of $1,256,020 for the three months ended June 30, 2025.

As of June 30, 2026, and December 31, 2025, the Company had an outstanding loan balance of $307,674 from a related party. The note was due on December 31, 2021 and will accrue interest until paid off. The Company finances a portion of its lending activities through notes payable, which totaled $2,818,670 as of June 30, 2026. These borrowings are used primarily to fund the Company’s loan receivable portfolio and provide working capital for operations. The Company generates revenue through the interest spread between the cost of borrowed funds and the interest earned on loans issued to borrowers. As of June 30, 2026 the loan receivable balance was $2,734,080. which contributes to interest income recognized in the Company’s statement of operations. These loans generally bear interest at an annual rate of approximately 24% and are documented through promissory note agreements. Management expects that collections of principal and interest from these receivables will contribute to the Company’s liquidity and support its ongoing operations. The Company evaluates its loan portfolio on an ongoing basis and maintains an allowance for credit losses in accordance with ASC 326 to reflect potential credit risk associated with its lending activities.

Credit Risk Management

The Company monitors credit risk associated with its loan portfolio on an ongoing basis. Management evaluates borrower payment performance, financial condition, and compliance with loan agreements. As of June 30, 2026, all loans were current and performing in accordance with their contractual terms. The Company has established an allowance for credit losses consistent with the guidance under ASC 326 to address potential future credit losses.

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

Allowance for Credit Losses

The Company accounts for expected credit losses on loans receivable in accordance with ASC 326 – Financial Instruments – Credit Losses (CECL). As of June 30, 2026, the Company recorded an allowance for credit losses equal to approximately 3% of outstanding loan balances. Management determined this allowance based on factors including, the unsecured nature of most loans, borrower concentration, maturity concentration of the loans, historical repayment experience and current economic conditions. Actual credit losses may differ from management’s estimates. These credit losses are expensed on the company’s statement of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 4- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report June 30, 2026. This evaluation was carried out by our Chief Executive Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2026, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities, but has outstanding instruments previously characterized as unsecured convertible debentures. These instruments are not senior to any other Company obligation. A Company insider holds the note. The original note was $270,000 but the principal as of June 30, 2026 was 307,674.

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
Michael Farr
Chief Executive Officer

Date: August 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on August 12, 2026 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ MICHAEL FARR	Chief Executive Officer and Director
Michael Farr	(Principal Executive Officer)

/s/ MICHAEL FARR	Chief Financial Officer
Michael Farr	(Principal Financial Officer and Principal Accounting Officer)

/s/ CHRISTINA FARR	Director
Christina Farr

